Form 10-K
period 2021-12-31
ENB Financial Corp
filed 2022-03-23
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

Common Stock, Par Value $0.10 Per Share

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was approximately $74,223,402.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2022, was 5,583,956.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on May 10, 2022, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•

Economic conditions

•

Effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus (COVID-19) and any other pandemic, epidemic, or health-related crisis and government and business responses thereto, specifically the effect on loan customers to repay loans

•

Monetary and interest rate policies of the Federal Reserve Board

•

Inflation and monetary fluctuations and volatility

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

•

Operation, legal, and reputation risk

•

The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

•

The impact of new laws and regulations concerning taxes, banking, securities and insurance and their application with which the Corporation and its subsidiaries must comply

•

Potential impacts from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially. The safe harbor provision provides that ENB Financial Corp is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should review any changes in risk factors in documents filed by ENB Financial Corp periodically with the Securities and Exchange Commission, including Item 1A. of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

As of December 31, 2021, the Corporation employed 272 persons, consisting of 251 full-time and 21 part-time employees.  The number of full-time employees decreased by one employee, and the number of part-time employees decreased by three from the previous year-end.  The decrease in the number of full-time and part-time employees is attributable to retirements that were expected.  The Bank expects to evaluate opportunities to align headcount with operational efficiencies in 2022, while investing in roles to improve the Bank’s growth initiatives.  A collective bargaining agent does not represent the employees.

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

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where ten full service offices are located. However, the Corporation’s market area also extends into contiguous Lebanon and Berks Counties. The Corporation opened a full service office in southeastern Lebanon County (Myerstown) in 2013 and a full service office in southern Berks County (Morgantown) in 2016 to extend physical presence to those counties. The Corporation’s greater service area is considered to be Lancaster, Lebanon, and southern and western Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

ENB FINANCIAL CORP

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 41.1% of deposits as of June 30, 2021, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 37.8% as of June 30, 2020. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. The business activities of the Corporation are generally not seasonal in nature. However, the sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (SOX), also known as the “Public Company Accounting Reform and Investor Protection Act,” was established in 2002 and introduced major changes to the regulation of financial practice. SOX was established as a reaction to the outbreak of corporate and accounting scandals, including Enron and WorldCom. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. SOX is applicable to all companies with equity or debt securities that are either registered, or file reports under the Securities Exchange Act of 1934 such as the Corporation. SOX includes significant additional disclosure requirements and expanded corporate governance rules and the SEC has adopted extensive additional disclosures, corporate governance provisions, and other related rules pursuant to it. The Corporation has expended and will continue to expend, considerable time and money in complying with SOX.

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

ENB FINANCIAL CORP

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2021, and December 31, 2020. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. The total FDIC assessments paid by the Bank in 2021 were $408,000, compared to $232,000 in 2020.

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

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received a satisfactory rating on the most recent CRA Performance Evaluation completed on July 12, 2021.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB amended Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment

ENB FINANCIAL CORP

for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. Prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on the Corporation’s lending activities and on the Corporation’s Consolidated Financial Statements.

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein from the Consolidated Statements of Income on page 59 as found in this Form 10-K filing.

Available Information

The Corporation maintains a website on the Internet at www.enbfc.com. The Corporation makes available free of charge, on or through its website, its proxy statements, annual reports on From 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s Internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov.

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

ENB FINANCIAL CORP

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

As of December 31, 2021, 43.6% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 11.9% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

The Corporation Operates In A Highly Competitive Industry And Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, online banks, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-

ENB FINANCIAL CORP

banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can offer.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2021, ENB Financial Corp and Ephrata National Bank owned and leased buildings in the normal course of business. The headquarters of ENB Financial Corp and main office of Ephrata National Bank is at 31 East Main Street, Ephrata, Pennsylvania. As of December 31, 2021, the Bank owned 16 properties and leased four properties.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Notes D and Q of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.10 per share. As of December 31, 2021, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,583,956 shares outstanding to 1,376 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCQX Best Market under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2021			2020
	High	Low	Dividend	High	Low	Dividend

First quarter	$22.00	$18.60	$0.16	$23.25	$17.73	$0.16
Second quarter	22.00	20.70	0.17	21.50	18.25	0.16
Third quarter	23.75	21.13	0.17	19.50	17.55	0.16
Fourth quarter	22.23	21.15	0.17	19.25	17.60	0.16

Dividends

Since 1973, the Corporation, and before it the Bank, has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying regular quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to a dividend payout ratio between 25.0% and 29.1% for 2021 and 2020, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total

ENB FINANCIAL CORP

assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2021.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2021	—	—	—	172,100
November 2021	2,500	$22.14	2,500	169,600
December 2021	2,500	$21.75	2,500	167,100

Total	5,000

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 28, 2020. By December 31, 2021, a total of 32,900 shares were repurchased at a total cost of $669,362, for an average cost per share of $20.35.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Item 6. [Reserved]

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving its market area and the greater communities surrounding Lancaster County, Pennsylvania. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 140 years of existence. The Board and Management are committed to the principals and values that have served the company well over its history and the desire is to produce strong financial results that will ensure trust from the Bank’s customers and favorable returns to the shareholders.

Results of Operations

Overview

The year ended December 31, 2021 was positively impacted by a number of items resulting in strong financial results. The COVID-19 pandemic and governmental and business responses thereto continues to impact customer behavior and balance sheet growth, but as of the date of this report there has not been significant negative impacts on earnings or credit. Customers have adapted to changes in behavior and the Corporation continues to seek ways to manage the structure of the balance sheet to achieve positive financial results now and in future time periods.

The Corporation recorded net income of $14,916,000 for the year ended December 31, 2021, a $2,617,000, or 21.3% increase over the year ended December 31, 2020. The earnings per share, basic and diluted, were $2.68 in 2021, compared to $2.20 in 2020, a 21.8% increase. The increase in the Corporation’s 2021 earnings was caused primarily by growth in other income and net interest income, coupled with a decline in the provision for loan losses.

Non-interest income excluding security and mortgage gains increased by $2,524,000, or 28.8%, for the year ended December 31, 2021, due to many positive trends such as higher trust income, higher commissions on debit card interchange fees, and lower mortgage servicing asset amortization. Mortgage gains were elevated for the second year in a row at $5,526,000, compared to $5,850,000 in 2020. Additionally, gains on debt and equity securities were $321,000, or 43.8% higher in 2021 compared to the prior year.

The Corporation’s net interest income (NII) increased by $2,323,000, or 6.1%, in 2021, compared to 2020. The increase in NII primarily resulted from an increase in interest on securities available for sale of $2,097,000, or 31.0%, for the year ended December 31, 2021, compared to 2020. In addition, interest expense on deposits and borrowings decreased by $826,000, or 21.5%, in 2021 compared to the prior year. The low interest rate environment has caused a rapid decline in asset yield, but also a decline in the cost of funds, which has resulted in these much lower levels of interest expense.

The Corporation recorded a $475,000 provision for loan losses in 2021, compared to $2,950,000 in 2020. The higher provision in 2020 was primarily caused by increasing the qualitative factors across industry lines to various degrees as a result of potential forward credit concerns related to COVID-19 and a higher specific allocation related to one commercial borrower that paid off in 2021.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Performance Ratios
	Year ended December 31,
	2021	2020

Return on Average Assets	0.95%	0.96%

Return on Average Equity	11.16%	10.16%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In 2021, NII generated 69.4% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 71.3% in 2020. This decrease is a result of much higher levels of non-interest income in 2021 compared to 2020. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

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

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2021	2020
	$	$

Total interest income	43,591	42,094
Total interest expense	3,020	3,846

Net interest income	40,571	38,248
Tax equivalent adjustment	1,141	814

Net interest income
(fully taxable equivalent)	41,712	39,062

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. With the decrease in the short-term Federal Reserve rates in 2020, asset yields have declined significantly and the U.S. Treasury curve has been relatively flat.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

During 2021, longer-term U.S. Treasury rates did increase adding some slope to the yield curve, but asset yields are still constrained, which adds strain to NII and net interest margin (NIM).

As a result of a larger balance sheet in 2021, even with much lower asset yields, the Corporation’s NII on a tax equivalent basis increased while the Corporation’s margin decreased to 2.81% for year ended December 31, 2021, compared to 3.24% in 2020. Loan yields were lower in 2021 due to the 150 basis point Fed rate decline during the first quarter of 2020 as well as competitive pressure throughout 2020 and 2021. The Corporation’s NII in 2021 increased over 2020, by $2,650,000, or 6.8%.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2020, security reinvestment had generally been occurring at lower yields. With slightly higher Treasury rates in 2021, security yields have increased slightly, but still remain compressed compared to years prior to 2020.

The Corporation’s overall cost of funds, including non-interest bearing funds, remained stable through 2021 between 19 and 13 basis points. Core deposit interest rates were reduced throughout 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. The average balance of borrowings was slightly higher in 2021 compared to 2020, resulting in higher interest expense of $25,000. Additionally, the $20 million sub debt issuance beginning on December 30, 2020, carried a higher rate of interest than FHLB long-term advances. As a result, the total cost of borrowings increased $145,000 when comparing 2021 to 2020, resulting in a total increase in borrowings interest expense of $170,000.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	65	(114)	(49)	179	(410)	(231)

Securities available for sale:
Taxable	1,844	(987)	857	542	(1,479)	(937)
Tax-exempt	2,139	(548)	1,591	559	(191)	368
Total securities	3,983	(1,535)	2,448	1,101	(1,670)	(569)
Loans	2,180	(2,597)	(417)	3,929	(2,610)	1,319
Regulatory stock	(64)	(94)	(158)	2	(99)	(97)

Total interest income	6,164	(4,340)	1,824	5,211	(4,789)	422

INTEREST EXPENSE

Deposits:
Demand deposits	99	(441)	(342)	137	(1,298)	(1,161)
Savings deposits	16	(14)	2	17	(60)	(43)
Time deposits	(109)	(547)	(656)	(118)	(91)	(209)
Total deposits	6	(1,002)	(996)	36	(1,449)	(1,413)

Borrowings:
Total borrowings	25	145	170	(137)	277	140

Total interest expense	31	(857)	(826)	(101)	(1,172)	(1,273)

NET INTEREST INCOME	6,133	(3,483)	2,650	5,312	(3,617)	1,695

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In 2021, the Corporation’s NII on an FTE basis increased by $2,650,000, a 6.8% increase over 2020. Total interest income increased $1,824,000, or 4.3%, while interest expense decreased $826,000, or 21.5%, from 2020 to 2021. The FTE interest income from the securities portfolio increased by $2,448,000, or 32.5%, while loan interest income decreased $417,000, or 1.2%. During 2021, additional loan volume added $2,180,000 to net interest income, and lower yields primarily due to the Prime rate decreases in the first quarter of 2020, caused a $2,597,000 decrease, resulting in a net decrease of $417,000. Higher balances in the securities portfolio caused an increase of $3,983,000 in net interest income, while lower yields on securities caused a $1,535,000 decrease, resulting in a net increase of $2,448,000.

The average balance of interest bearing liabilities increased by 18.0% during 2021, driven by the growth in deposit balances. Deposit rates decreased significantly throughout 2020 and 2021 more than offsetting the slightly higher interest expense caused by much higher balances of deposits. Lower interest rates contributed to $1,002,000 of interest expense reduction while higher balances only caused $6,000 of increased expense, resulting in a total decline in interest expense of $996,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as these rates can be adjusted lower after a Federal Reserve rate decrease. Demand deposit interest expense decreased a total of $342,000 in 2021, with $441,000 due to lower rates, offsetting the higher balances that caused an increase of $99,000. Higher balances in savings accounts caused an increase of $16,000, while lower rates caused a decrease of $14,000, resulting in the net increase in interest expense of $2,000 on savings deposits. Time deposit balances declined throughout 2021, resulting in lower interest expense of $109,000, while lower rates caused a decline of $547,000, resulting in a net decrease of $656,000.

The average balance of total borrowings increased by $643,000, or 0.9%, from December 31, 2020, to December 31, 2021. The increase in total borrowings increased interest expense by $25,000. Higher rates on borrowings, driven by the subordinated debt issued at the end of 2020, resulted in higher interest expense of $145,000. The aggregate of these amounts was an increase in interest expense of $170,000 related to total borrowings.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2021			2020

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	59,199	91	0.15	35,261	140	0.40

Securities available for sale:
Taxable	363,883	5,001	1.37	238,995	4,144	1.73
Tax-exempt	185,972	4,973	2.67	108,154	3,382	3.13
Total securities (d)	549,855	9,974	1.81	347,149	7,526	2.17

Loans (a)	868,460	34,388	3.96	815,563	34,805	4.27

Regulatory stock	5,870	279	4.75	7,010	437	6.23

Total interest earning assets	1,483,384	44,732	3.02	1,204,983	42,908	3.56

Non-interest earning assets (d)	82,827			74,391

Total assets	1,566,211			1,279,374

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	344,783	170	0.05	279,280	512	0.18
Savings accounts	315,161	63	0.02	242,572	61	0.03
Time deposits	117,320	910	0.78	126,742	1,566	1.24
Borrowed funds	70,473	1,877	2.66	69,830	1,707	2.44
Total interest bearing liabilities	847,737	3,020	0.36	718,424	3,846	0.54

Non-interest bearing liabilities:
Demand deposits	579,996			435,495
Other	4,867			4,409

Total liabilities	1,432,600			1,158,328

Stockholders' equity	133,611			121,046

Total liabilities & stockholders' equity	1,566,211			1,279,374

Net interest income (FTE)		41,712			39,062
Net interest spread (b)			2.66			3.02
Effect of non-interest bearing funds			0.15			0.22
Net yield on interest earning assets (c)			2.81			3.24

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $1,755,000 in 2021, $1,277,000 in 2020, and $1,753,000 in 2019. Such fees recognized through income and included in the interest amounts totaled $1,201,000 in 2021, $993,000 in 2020, and ($523,000) in 2019.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance on securities increased by $202.7 million, or 58.4%, in 2021 compared to 2020 and the tax equivalent yield on investments declined by 36 basis points. Interest income on securities increased due to the volume growth which offset the declining yield due to lower market rates. Security reinvestment in 2021 has been occurring at slightly higher rates due to the increase in U.S. Treasury rates, but reinvestment throughout the majority of 2020 was at much lower yields. The sharp growth in the investment portfolio during a period of very low rates also contributed to the decline in average security yield. This large amount of new investment was caused by the significant influx of deposits, which caused excess liquidity.

Average balances on loans increased by $52.9 million, or 6.5%, for the year ended December 31, 2021, compared to the prior year. Loan yields declined by 31 basis points for the year and loan interest income decreased $417,000, or 1.2% as a result of these lower yields.

The average balance of interest-bearing deposit accounts increased by $128.7 million, or 19.8%, in 2021 compared to 2020. While the average balance of time deposits did decrease for the year-to-date time periods, the average balance of demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on deposits decreased as well. This resulted in a decrease in interest expense on deposits of $996,000, or 46.6%, for the year ended December 31, 2021, compared to 2020.

The Corporation’s average balance on borrowed funds increased marginally in 2021. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 which was used to support capital growth for the Corporation. The subordinated debt issuance caused average borrowings to increase year-over-year, but the Corporation also paid off $10.6 million in FHLB advances during the year. The rate paid on borrowed funds increased by 22 basis points for 2021, compared to 2020 as a result of the issuance of subordinated debt which carries a 4.00% rate, significantly higher than the rate on FHLB advances.

For the year ended December 31, 2021, the net interest spread decreased by 36 basis points to 2.66%, compared to 3.02% for 2020. The effect of non-interest bearing funds decreased to 15 basis points from 22 basis points when comparing both years. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits decreases because there is less difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for 2021 was 2.81%, compared to 3.24% for 2020.

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

The Corporation recorded a provision of $475,000 in 2021, compared to $2,950,000 in 2020. The provision expense was elevated in 2020 due to the onset of COVID-19 and the deteriorating economic conditions that were expected to impact credit risk moving forward. The Corporation also provided $1.1 million in a specific allocation to one commercial borrower in 2020. This loan paid off during 2021 resulting in a reversal of that specific allocation and an overall reduction in provision expense. As of December 31, 2021, the allowance as a percentage of total loans was 1.40%, compared to 1.50% at December 31, 2020.

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

Other Income

Other income for 2021 was $17,881,000, an increase of $2,521,000, or 16.4%, compared to the $15,360,000 earned in 2020. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2021 vs. 2020
	2021	2020	Increase (Decrease)
	$	$	$	%
Trust and investment services	2,362	1,974	388	19.7
Service charges on deposit accounts	1,069	1,047	22	2.1
Other fees	1,443	1,615	(172)	(10.7)
Commissions	3,702	2,963	739	24.9
Net gains on debt and equity securities	1,054	733	321	43.8
Gains on sale of mortgages	5,526	5,850	(324)	(5.5)
Earnings on bank-owned life insurance	880	829	51	6.2
Other miscellaneous income	1,845	349	1,496	428.7

Total other income	17,881	15,360	2,521	16.4

Trust and investment services income increased by 19.7% from 2020 to 2021 primarily as a result of higher income on the non-deposit investment services side which increased by $281,000, or 38.6%. Service charges on deposit accounts has remained stable from the prior year and other fees have decreased by 10.7% as a result of lower fees on a third party sweep product in 2021. Commissions increased by $739,000, or 24.9% for the year ended December 31, 2021, compared to 2020, driven by higher debit card interchange commissions. Gains on debt and equity securities were higher in 2021 driven by solid gains on debt securities sold and gains recognized on the sale of equity securities and gains from the market value increases on equity securities. Mortgage gains were very strong in both years but were higher in 2020 due to slightly higher refinancing volume and better margins on loans sold. Earnings on bank-owned life insurance increased marginally year-over-year and other miscellaneous income was significantly higher due to improvements in net mortgage servicing income and investment adjustments that positively impacted this category of income.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last two years along with the percentage increase or decrease compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2021 vs. 2020
	2021	2020	Increase (Decrease)
	$	$	$	%

Salaries and employee benefits	24,465	22,062	2,403	10.9
Occupancy expenses	2,621	2,407	214	8.9
Equipment expenses	1,053	1,196	(143)	(12.0)
Advertising & marketing expenses	992	894	98	11.0
Computer software & data processing expenses	4,420	3,148	1,272	40.4
Shares tax	1,282	1,060	222	20.9
Professional services	2,099	2,317	(218)	(9.4)
Other operating expenses	3,509	2,990	519	17.4
Total operating expenses	40,441	36,074	4,367	12.1

Salaries and employee benefits are the largest category of operating expenses. For the year 2021, salaries and benefits increased $2,403,000, or 10.9%, compared to 2020. This was primarily due to merit and cost of living increases, additions to staff, and higher costs to replace employees who retired or left the organization due to nationwide staffing challenges. Occupancy and equipment expenses in total did not change significantly from the prior year. Advertising and marketing expenses increased by 11.0% which is typical as the Corporation grows and promotes new market areas and new products and services. Computer software and data processing expenses are growing at a rapid pace, 40.4% year-over year, as a result of higher technology costs and new bank-wide initiatives that rely heavily on software platforms. Shares tax expense is based on the Corporation’s levels of shareholders’ equity and has grown substantially in the past two years commensurate with the growth in shareholders’ equity. Professional services expenses declined by 9.4% in 2021 compared to the prior year driven lower by a decline in outside services. Other operating expenses increased by 17.4% year-over-year primarily as a result of higher loan-related costs as well as higher FDIC insurance costs.

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

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and increases in the cash surrender value of bank-owned life insurance; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the year ended December 31, 2021, the Corporation recorded a tax provision of $2,620,000, compared to $2,285,000 for 2020. This increase in tax expense can be attributed to higher pretax earnings. The effective tax rate for the Corporation was 14.9% for 2021 and 15.7% for 2020. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Balance Sheet Overview and Liquidity

We maintain liquid assets at adequate levels in order to meet the needs of our balance sheet. Our primary source of liquidity is core deposits and our available-for-sale investment portfolio both of which provide more than enough liquidity to fund loans to customers and any other funding needs.

A portion of our liquidity consists of cash and cash equivalents and borrowings. At December 31, 2021, cash and equivalents amounted to $158.4 million, an increase of $63.5 million, or 66.9%, from balances at December 31, 2020. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities, and increases in deposit accounts. As of December 31, 2021, we had borrowings outstanding from the FHLB of $44.2 million and subordinated debt of $19.7 million.

At December 31, 2021, we had $491.4 million in loan commitments outstanding, which included $99.0 million in firm loan commitments, $379.6 million in unused lines of credit, and open letters of credit of $12.8 million. Certificates of deposit due within one year totaled $63.6 million, or 55.8% of certificates of deposit. We believe, based on past experience that a significant portion of our certificates of deposit will remain with us upon maturity and we have ample liquidity outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $13.3 million and $16.4 million for the years ended December 31, 2021 and 2020, respectively. Net cash used for investing activities was $195.2 million and $232.5 million in fiscal years 2021 and 2020, respectively, reflecting our loan and investment security activities in the respective periods. Cash provided by financing activities amounted to $245.5 million and $269.9 million for years ended December 31, 2021 and 2020, respectively primarily representing increases in our core deposits through the year.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2021, the Corporation had $567.1 million of debt and equity securities, compared to $483.5 million at December 31, 2020, an increase of $83.6 million, or 17.3%.

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

The Corporation purchased $14.8 million of U.S. Treasuries during 2021 and held no Treasuries in 2020. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $25.3 million, or 46.6%, since December 31, 2020. Management had purchased $35.5 million of short-term discount notes at the end of 2020 to offset the Corporation’s shares tax expense. These bonds were sold in the first quarter of 2021 and are responsible for the decline in this category. Management has increased the allocations of both asset-backed securities (ABS) and obligations of states and political subdivisions (municipals) since December 31, 2020, in order to better structure the portfolio to achieve higher yields while also protecting in preparation for a rates-up environment.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s asset-backed securities (ABS) and municipal sectors have increased significantly since December 31, 2020, with ABS increasing $40.7 million, or 67.4%, and municipals increasing $53.7 million, or 27.7%. ABS securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. With liquidity and cash levels remaining high, management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal bonds represented 44.3% of the debt securities portfolio as of December 31, 2021, compared to 40.7% as of December 31, 2020.

The Corporation’s U.S. agency MBS and CMO sectors decreased in total by $23.0 million, or 21.7%, from December 31, 2020 to December 31, 2021. Management desires to maintain a portfolio of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity to the balance sheet. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal.

As of December 31, 2021, the fair value of the Corporation’s corporate bonds increased by $20.8 million, or 33.7%, from balances at December 31, 2020. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.

The following table shows the weighted-average life and yield on the Corporation’s debt securities by maturity intervals as of December 31, 2021, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost. Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	—	—	14,821	1.40	—	—	14,821	1.40
U.S. government agencies	—	—	15,713	0.78	13,900	0.80	—	—	29,613	0.79
U.S. agency mortgage-backed securities	15,044	0.57	23,706	0.87	11,625	1.30	1,589	1.38	51,964	0.90
U.S. agency collateralized mortgage obligations	5,742	1.37	9,035	2.07	15,878	1.29	262	1.94	30,917	1.54
Corporate bonds	3,605	1.24	39,590	1.74	39,422	2.08	—	—	82,617	1.88
Obligations of states and political subdivisions	—	—	4,090	3.38	22,232	2.89	216,485	2.43	242,807	2.49
Asset-backed securities	3,957	0.78	17,660	0.77	30,269	0.78	49,112	0.85	100,998	0.82

Total securities available for sale	28,348	0.85	109,794	1.35	148,147	1.60	267,448	2.13	553,737	1.77

Loans

Net loans outstanding increased $97.0 million, or 12.0%, from $811.0 million at December 31, 2020, to $908.0 million at December 31, 2021. Most major loan categories showed an increase in balances over the prior year but the majority of loan growth came from the commercial and consumer real estate categories with a decline in the commercial and industrial category as PPP loan balances declined by $36.6 million during 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial real estate loans increased to $400.8 million at December 31, 2021, from $342.1 million at December 31, 2020, a 17.2% increase. Commercial mortgages increased by $34.7 million, or 24.3%, agriculture mortgages increased by $27.7 million, or 15.7%, and commercial construction loans decreased by $3.8 million, or 16.2% from December 31, 2020, to December 31, 2021.

The consumer real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $345.6 million on December 31, 2020, to $403.9 million on December 31, 2021, a 16.9% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The first lien 1-4 family mortgages increased by $53.5 million, or 20.3%, from December 31, 2020, to December 31, 2021. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2021, mortgage production increased 18.1% over the prior year.  The increase in overall production was due to a large increase in portfolio production, which was up 73% over last year, while secondary market production decreased by 23%.  The percentage of mortgage originations that went into the Corporation’s held for investment mortgage portfolio increased to 63% compared to 55% in 2020. The interest rate environment throughout the year remained relatively stable and created a nice balance within our mix; 36% of volume in 2021 was purchase, 31% was residential construction lending, and 33% was refinance activity.  The volume of mortgage production in 2021 led to a 20.7% increase in growth of the held for investment residential loan portfolio and a 22.8% increase in the servicing on behalf of others portfolio, with mortgage servicing rights growing to over $1.7 million.

As of December 31, 2021, the remainder of the residential real estate loans consisted of $11.2 million of fixed rate junior lien home equity loans, and $75.7 million of variable rate home equity lines of credit (HELOCs). This compares to $10.7 million of fixed rate junior lien home equity loans, and $71.3 million of HELOCs as of December 31, 2020. Therefore, combined, these two types of home equity loans increased from $82.0 million to $86.9 million, an increase of 6.0%.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate loans decreased from $129.2 million at December 31, 2020, to $109.3 million at December 31, 2021, a 15.4% decrease, primarily attributable to the forgiveness of PPP loans throughout 2021. Outside of PPP loans, the commercial and industrial category generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. PPP loan balances declined by $36.6 million during 2021, and ended the year with a balance of only $11.3 million. Management expects that virtually all of the remaining balance will be forgiven during 2022.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, at $5.1 million as of December 31, 2021 and December 31, 2020. These loans consist of personal loans, automobile loans, and other consumer-related loans.

The following tables show the maturities for the loan portfolio as of December 31, 2021, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After	Due After
		One Year	Five Years
	Due in One	Through	Through	Due After
	Year or Less	Five Years	15 Years	15 Years	Total
	$	$	$	$	$
Commercial real estate
Commercial mortgages	3,904	22,540	73,512	77,440	177,396
Agriculture mortgages	9,999	4,464	51,902	137,360	203,725
Construction	342	2,479	4,931	11,887	19,639
Total commercial real estate	14,245	29,483	130,345	226,687	400,760

Consumer real estate
1-4 family residential mortgages	9,658	10,554	68,371	228,454	317,037
Home equity loans	5,409	901	3,700	1,171	11,181
Home equity lines of credit	76	2,005	8,269	65,348	75,698
Total consumer real estate	15,143	13,460	80,340	294,973	403,916

Commercial and industrial
Commercial and industrial	21,601	40,520	2,950	544	65,615
Tax-free loans	—	256	12,033	10,720	23,009
Agriculture loans	13,313	5,151	2,253	—	20,717
Total commercial and industrial	34,914	45,927	17,236	11,264	109,341

Consumer	1,995	3,057	80	—	5,132
Total amount due	66,297	91,927	228,001	532,924	919,149

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	46,832	126,660	173,492
Agriculture mortgages	7,948	185,778	193,726
Construction	3,956	15,341	19,297
Total commercial real estate	58,736	327,779	386,515

Consumer real estate
1-4 family residential mortgages	143,967	163,412	307,379
Home equity loans	3,202	2,570	5,772
Home equity lines of credit	7,711	67,911	75,622
Total consumer real estate	154,880	233,893	388,773

Commercial and industrial
Commercial and industrial	38,657	5,357	44,014
Tax-free loans	6,936	16,073	23,009
Agriculture loans	6,505	899	7,404
Total commercial and industrial	52,098	22,329	74,427

Consumer	3,137	—	3,137

Total amount due	268,851	584,001	852,852

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Out of all the loans due after one year, $268.9 million, or 31.5%, are fixed-rate loans as of December 31, 2021. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. The remaining $584.0 million, or 68.5% of loans due after one year, are made up of loans that are true floating loans and loans that will reprice at a predetermined time in the amortization of the loan. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change if the Fed raises rates in the near term. More commercial customers will desire to lock into an initial fixed interest rate period to avoid future rate increases. However, if the customer perceives rates will remain low for an extended period of time, there is a greater likelihood that borrowers will opt for variable rate loans in order to get the best available pricing.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2021	2020
	$	$

Non-accrual loans	2,556	725
Loans past due 90 days or more and still accruing	325	1,373
Troubled debt restructurings, non-performing	—	—
Total non-performing loans	2,881	2,098

Other real estate owned	—	—

Total non-performing assets	2,881	2,098

Non-accrual loans to total loans	0.28%	0.09%
Non-performing loans to total loans	0.31%	0.25%
Allowance for credit losses to total loans	1.40%	1.50%
Allowance for credit losses to non-accrual loans	505.91%	1700.28%
Allowance for credit losses to non-performing loans	448.84%	587.56%

Non-performing assets increased by $783,000, or 37.3%, from December 31, 2020, to December 31, 2021, primarily as a result of increases in non-accrual loans and partially offset by a decline in loans past due 90 days or more and still accruing. Several customer relationships were added to non-accrual during 2021 resulting in an increase of $1,831,000 in the total balance of non-accrual loans. As of December 31, 2021, there were fifteen loans to seven unrelated borrowers totaling $2,556,000 on non-accrual compared to three loans to three unrelated borrowers totaling $725,000 as of December 31, 2020. The largest non-accrual relationship at December 31, 2021, was a commercial loan to a single borrower with a balance of $466,000.

Loans past due 90 days or more and still accruing declined by $1,048,000 during 2021 partially offsetting the increases in non-accrual loans. There were no loans considered non-performing troubled debt restructurings (TDR) as of December 31, 2021 or 2020. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

As of December 31, 2021 and 2020, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

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

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history. In recent years, the Corporation has recorded more normal levels of provision expenses in order to account for the growth in the loan portfolio as well as make adjustments for increasing levels of delinquencies and classified loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs as a percentage of average loans outstanding for each segment of the Corporation’s loan portfolio as of December 31, 2021 and 2020.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	2021	2020
	$	$

Loans charged-off:
Commercial real estate	—	45
Consumer real estate	20	—
Commercial and industrial	—	23
Consumer	35	20
Total loans charged-off	55	88

Recoveries of loans previously charged-off
Commercial real estate	109	11
Consumer real estate	2	—
Commercial and industrial	56	4
Consumer	17	3
Total recoveries	184	18

Net charge-offs (recoveries)
Commercial real estate	(109)	34
Consumer real estate	18	—
Commercial and industrial	(56)	19
Consumer	18	17
Total net charge-offs (recoveries)	(129)	70

Average loans outstanding
Commercial real estate	357,727	323,881
Consumer real estate	328,969	301,008
Commercial and industrial	176,212	184,951
Consumer	5,552	5,722
Total average loans outstanding	868,460	815,562

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	(0.03%)	0.01%
Consumer real estate	0.01%	0.00%
Commercial and industrial	(0.03%)	0.01%
Consumer	0.32%	0.30%
Total net charge-offs (recoveries) as a % of average loans outstanding	(0.01%)	0.01%

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. During 2021, recoveries exceeded charge-offs by $129,000, representing a net recovery position of (0.01%) of average loans outstanding as reflected above. Net charge-offs for 2020 were very low at $70,000, resulting in a net charge-off as a percentage of average loans of 0.01% for the year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2021		2020
		% of		% of
	$	Loans	$	Loans

Real estate	10,097	87.5	9,778	83.7
Commercial and industrial	2,112	11.9	1,972	15.7
Consumer	87	0.6	52	0.6
Unallocated	635	—	525	—
Total allowance for loan losses	12,931	100.0	12,327	100.0

Real estate loans represent 87.5% of total loans with 78.1% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore require a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2021, the dollar amount of allocation for commercial and industrial loans increased by $140,000, or 7.1%, with this allocation accounting for 16.3% of the total allowance as of December 31, 2021. As of December 31, 2021, commercial and industrial loans make up 11.9% of all loans. The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer loans and personal loans is based on historical losses and qualitative factors.

The $635,000 unallocated portion of the allowance as of December 31, 2021, increased slightly from the balance at the end of 2020, and the unallocated portion as a percentage of the total allowance increased from 4.3% at December 31, 2020, to 4.9% at December 31, 2021.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $284,000, or 1.1%, from December 31, 2020, to December 31, 2021. During 2021, capital investments were made by the Corporation in various small projects and normal ongoing capital needs. However, the new investments were more than offset by depreciation of the existing premises and equipment. The Corporation had $369,000 in construction in process at the end of 2021 compared to $385,000 at the end of 2020. These balances consisted of amounts for small projects or equipment not yet placed in service as of each year-end. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5,380,000 of regulatory stock holdings as of December 31, 2021, consisted of $4,742,000 of FHLB of Pittsburgh stock, $601,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $35,414,000 on December 31, 2021, compared to $29,646,000 on December 31, 2020. The Corporation holds two distinct BOLI programs. The first, with a CSV of $5,270,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from

ENB FINANCIAL CORP

Management’s Discussion and Analysis

1979 through 1999. The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The Corporation made a $5 million investment in this BOLI plan during 2021, so the CSV was $30,144,000 as of December 31, 2021.

Deposits

The Corporation’s total ending deposits at December 31, 2021, increased by $259.4 million, or 20.7%, from December 31, 2020. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since December 31, 2020, with the changes being a $151.4 million, or 28.3% increase in non-interest bearing demand deposit accounts, a $15.9 million, or 33.8% increase in interest bearing demand balances, a $2.0 million, or 1.4% increase in NOW balances, a $28.2 million, or 20.1% increase in money market account balances, a $66.9 million, or 24.4% increase in savings account balances, and a $5.2 million, or 4.3% decrease in time deposit balances.

The growth across most categories of core deposit accounts is a direct result of the PPP funding, government stimulus payments, and the change in customer’s spending habits during the uncertain economic conditions brought on by COVID-19. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility.

The Deposits by Major Classification table, shown below, provides the balances of each category for December 31, 2021 and December 31, 2020.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2021		2020
	$	%	$	%

Non-interest bearing demand	579,996	—	435,495	—
Interest-bearing demand	55,819	0.10	39,116	0.20
NOW accounts	130,328	0.03	107,104	0.11
Money market deposit accounts	158,635	0.05	133,059	0.24
Savings accounts	315,161	0.02	242,572	0.03
Time deposits	117,320	0.78	126,742	1.24
Total deposits	1,357,259		1,084,088

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $282.6 million, or 29.5%, since December 31, 2020. Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. In 2021, time deposits declined in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $9.4 million, or 7.4%, compared to 2020 average balances. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation.

As of December 31, 2021, time deposits over $250,000 made up 7.3% of the total time deposits. This compares to 6.8% on December 31, 2020. The total dollar amount of time deposits over $250,000 increased $234,000, or 2.9%, from December 31, 2020 to December 31, 2021. Since time deposits over $250,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $250,000 or more for the past two years by maturity distribution.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

MATURITY OF TIME DEPOSITS OF $250,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2021	2020
	$	$

Three months or less	1,592	721
Over three months through six months	575	1,539
Over six months through twelve months	1,655	1,896
Over twelve months	4,499	3,931
Total	8,321	8,087

As of December 31, 2021 and 2020, the total uninsured deposits of the Corporation were $313,122,000 and $217,770,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

Borrowings

Total borrowings were $63.9 million as of December 31, 2021, and $74.4 million as of December 31, 2020. The Corporation had no short-term borrowings at either year-end. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $44.2 million as of December 31, 2021, from $54.8 million as of December 31, 2020. The Corporation primarily uses FHLB advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. The decrease in long-term FHLB borrowing balances during the year related to management taking advantage of declining rates by prepaying FHLB advances in order to save on interest expense in future years. As of December 31, 2021, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $505.1 million as of December 31, 2021.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of December 31, 2021, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of December 31, 2021	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	16.1%	N/A	N/A
Bank	15.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.0%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.0%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.0%	N/A	N/A
Bank	9.8%	4.0%	5.0%

As of December 31, 2021 the Bank’s Tier 1 Leverage Ratio stood at 9.1% while the Corporation’s Tier 1 Leverage Ratio was 8.2%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2021, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	63,603	35,178	15,155	—	113,936
Borrowings (Notes G and H)	—	31,223	32,663	—	63,886
Operating Leases	189	349	91	—	629

Total contractual obligations	63,792	66,750	47,909	—	178,451

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2021. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2021
$
Commitments to extend credit:
Revolving home equity loans	154,144
Construction loans	33,811
Real estate loans	119,140
Business loans	163,612
Consumer loans	1,478
Other	5,152
Standby letters of credit	12,756

Total	490,093

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to four primary market risks: Credit risk, liquidity risk, interest rate risk, and fair value risk. The Board of Directors has established an Asset Liability Management Committee (ALCO) to measure, monitor, and manage these four primary market risks. The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges. The Asset Liability goals and guidelines are consistent with the Corporation’s Strategic Plan goals.

For discussion on credit risk, refer to the sections on non-performing assets, allowance for credit losses, Note C, and Note P to the Consolidated Financial Statements.

Liquidity

Liquidity refers to having an adequate supply of cash available to meet business needs. Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost. Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation. The Corporation uses a variety of funding sources to meet liquidity needs, such as: Deposits, loan repayments, paydowns, maturities, and sales of investment securities, borrowings, and current earnings.

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

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As of December 31, 2021, the Corporation had elevated cash levels due to excess liquidity generated from large increases in the deposit portfolio. These items caused a spike in the short-term gap ratios resulting in the six-month ratio of 362.6% and the one-year ratio of 287.3%. In a rising rate environment, having more assets maturing than liabilities is beneficial because those assets can be reinvested at higher yields.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2021, for the Bank, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	300,562	131,596	372,862	235,154	491,865
Liabilities maturing	82,893	67,549	221,023	161,734	1,000,784
Maturity gap	217,669	64,047	151,839	73,420	(508,919)
Cumulative maturity gap	217,669	281,716	433,555	506,975	(1,944)

Maturity gap %	362.6%	194.8%	168.7%	145.4%	49.1%

Cumulative maturity gap %	362.6%	287.3%	216.7%	195.1%	99.9%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2021, all cumulative maturity gap ratios were higher than the upper policy guideline. The six-month cumulative gap ratio was 362.6% as of December 31, 2021, higher than the upper guideline of 155%. The one-year, three-year, and five-year ratios were also higher than guidelines at 287.3%, 216.7%, and 195.1%, respectively, compared to guidelines of 140%, 125%, and 115%. In a likely rising rate environment in 2022, higher gap ratios are actually beneficial so these target guidelines exceptions are viewed as acceptable. With potentially rising rates continuing throughout 2022, the risk of liabilities repricing to higher rates is greater and Management anticipates having the ability to control deposit and borrowings costs and potentially achieving limited savings on the liability side. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

It is likely that, should market interest rates rise in 2022, customer behavior patterns would change and deposits would become more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate increases is good, driven by concerns of inflation. Therefore, management no longer sees a need to maintain longer gap ratios above target ranges. It is expected that the gap ratios will decline in 2022.

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

As of December 31, 2021, the Corporation was within guidelines for all of the above measurements except for the securities portfolio liquidity measurements. These measurements were on the low side when not factoring in cash on hand, but were on the high side when factoring in cash. While liquidity from the securities portfolio had decreased with the stagnant rate environment and the higher balance sheet, the very high levels of cash held by the Corporation more than offset these lower levels of security liquidity.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Throughout 2021, with the very low interest rate environment, and economic concerns impacting consumer behavior, the Corporation saw extremely high rates of deposit growth which provided unusually high levels of liquidity on the balance sheet. The growth in the loan portfolio was at a slower rate than deposit growth, so Management invested in the securities portfolio when it made sense from an asset yield perspective and held higher levels of cash throughout most of the year. The increase in deposits was attributed to a surge of stimulus funds arriving in the hands of consumers who were not deploying the funds. Most consumers were saving the funds as a reserve based on expected further economic uncertainly. As a result, cash balances reached $158.4 million by December 31, 2021.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2021, and December 31, 2020. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2021	2020	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	1.6	4.7	(15.00)
200 basis point rise	0.3	3.4	(10.00)
100 basis point rise	0.5	2.1	(5.00)
Base rate scenario	—	—	—
25 basis point decline	(0.7)	0.2	(1.25)
50 basis point decline	(1.8)	(1.0)	(2.50)
75 basis point decline	(3.1)	(1.9)	(3.75)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income. Base rate is the Prime rate.

The above analysis shows a negative impact to the Corporation’s net interest income in all the down-rate scenarios. All up-rate scenarios show a positive impact. In the current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of cash and variable rate loans and securities that will reprice immediately when Prime increases. These instruments will generally reprice up the full amount of the Federal Reserve’s rate increase. This is not the case on the liability side where it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Federal Funds rate. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all rates-up scenarios, modeled net interest income increases marginally and all rates-up scenarios show slightly less benefit compared to the results as of December 31, 2020. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement while liabilities will lag and reprice by a much smaller amount, i.e. only a proportion of the asset rate increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle and the change in customer behavior throughout 2020 and 2021. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets. This is a very conservative analysis but importantly still shows that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Change in Net Portfolio Value

The change in NPV gives a long-term view of the exposure to changes in interest rates. The NPV is calculated by discounting the future cash flows to the present value based on current market rates. The NPV is the mathematical equivalent of the present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2021 and December 31, 2020. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2021, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-rate scenarios. The positive impact of higher rates on both loans and securities was up from December 31, 2020. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts also provide more benefit to the Corporation when interest rates rise and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. This was especially apparent throughout 2020 and 2021 as the Corporation’s deposits grew at a very fast pace. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scnenarios as of December 31, 2021 and 2020.

CHANGES IN NET PORTFOLIO VALUE

	2021	2020	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	28.5	31.2	(15.00)
200 basis point rise	21.7	26.8	(10.00)
100 basis point rise	14.7	17.7	(5.00)
Base rate scenario	—	—	—
25 basis point decline	(6.3)	(6.9)	(3.75)
50 basis point decline	(14.1)	(17.2)	(7.50)
75 basis point decline	(22.5)	(26.5)	(11.25)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2021, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 14.7% in the rates-up 100 basis point scenario, and gains of 21.7% and 28.5%, in the rates-up 200 and 300 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

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

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	55

(PCAOB ID 00074)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $920.9 million as of December 31, 2021, and the associated ALL was $12.9 million. As discussed in Notes A and C to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, national and local economic trends and conditions, trends in the nature and volume of the loan portfolio, experience, ability, and depth of lending staff and management, levels of and trends in delinquency, non-accruals, and charge-offs, changes in quality of credit risk and oversight of Board of Directors, changes in underlying value of collateral, concentrations of credit, and external factors such as competition, law, and regulations.

Auditing the Company’s ALL involved a high degree of subjectivity due to the judgment involved in management’s determination of commercial loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

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

Allowance for Loan Losses (ALL) (Continued)

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We evaluated the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists to perform procedures on a sample of commercial loans to test the Company’s credit risk ratings by comparing key attributes used in the determination of the credit risk rating to supporting documentation such as borrowers’ financial statements, underlying collateral, financial health of the guarantor, and loan payment history.

We have served as the Company’s auditor since 2005.

S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 21, 2022

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2021	2020
	$	$
ASSETS
Cash and due from banks	19,930	21,665
Interest-bearing deposits in other banks	138,519	73,274

Total cash and cash equivalents	158,449	94,939

Securities available for sale (at fair value)	558,093	476,428
Equity securities (at fair value)	8,982	7,105

Loans held for sale	3,194	3,029

Loans (net of unearned income)	920,904	823,370

Less: Allowance for credit losses	12,931	12,327

Net loans	907,973	811,043

Premises and equipment	24,476	24,760
Regulatory stock	5,380	6,107
Bank owned life insurance	35,414	29,646
Other assets	15,269	9,256

Total assets	1,717,230	1,462,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	686,278	534,853
Interest-bearing	825,935	717,958

Total deposits	1,512,213	1,252,811

Long-term debt	44,206	54,790
Subordinated debt	19,680	19,601
Other liabilities	3,843	4,895

Total liabilities	1,579,942	1,332,097

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,583,956 as of 12/31/21
and 5,566,230 as of 12/31/20	574	574
Capital surplus	4,520	4,444
Retained earnings	131,856	120,670
Accumulated other comprehensive income net of tax	3,441	7,958
Less: Treasury stock cost on 155,158 shares as of 12/31/21
172,884 shares as of 12/31/20	(3,103)	(3,430)

Total stockholders' equity	137,288	130,216

Total liabilities and stockholders' equity	1,717,230	1,462,313

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2021	2020
	$	$
Interest and dividend income:
Interest and fees on loans	34,246	34,654
Interest on securities available for sale
Taxable	4,881	4,040
Tax-exempt	3,975	2,719
Interest on deposits at other banks	91	140
Dividend income	398	541

Total interest and dividend income	43,591	42,094

Interest expense:
Interest on deposits	1,143	2,139
Interest on borrowings	1,877	1,707

Total interest expense	3,020	3,846

Net interest income	40,571	38,248

Provision for loan losses	475	2,950
Net interest income after provision for loan losses	40,096	35,298

Other income:
Trust and investment services income	2,362	1,974
Service fees	2,512	2,662
Commissions	3,702	2,963
Gains on sale of debt securities, net	730	809
Gains (losses) on equity securities, net	324	(76)
Gains on sale of mortgages	5,526	5,850
Earnings on bank-owned life insurance	880	829
Other income	1,845	349

Total other income	17,881	15,360

Operating expenses:
Salaries and employee benefits	24,465	22,062
Occupancy	2,621	2,407
Equipment	1,053	1,196
Advertising & marketing	992	894
Computer software & data processing	4,420	3,148
Shares tax	1,282	1,060
Professional services	2,099	2,317
Other expense	3,509	2,990

Total operating expenses	40,441	36,074

Income before income taxes	17,536	14,584

Provision for federal income taxes	2,620	2,285

Net income	14,916	12,299

Earnings per share of common stock	2.68	2.20

Cash dividends paid per share	0.67	0.64

Weighted average shares outstanding	5,567,950	5,583,118

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2021	2020
	$	$

Net income	14,916	12,299

Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized (losses) gains arising during the period	(4,986)	8,854
Income tax effect	1,046	(1,857)
	(3,940)	6,997

Gains recognized in earnings	(730)	(809)
Income tax effect	153	170
	(577)	(639)

Other comprehensive (loss) income, net of tax	(4,517)	6,358

Comprehensive Income	10,399	18,657
See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	$	$	$	$	$	$

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688

Net income	—	—	12,299	—	—	12,299

Other comprehensive income, net of tax	—	—	—	6,358	—	6,358

Treasury stock purchased - 109,403 shares	—	—	—	—	(2,216)	(2,216)

Treasury stock issued - 34,891 shares	—	(38)	—	—	698	660

Cash dividends paid, $0.64 per share	—	—	(3,573)	—	—	(3,573)

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216

Net income	—	—	14,916	—	—	14,916

Other comprehensive loss, net of tax	—	—	—	(4,517)	—	(4,517)

Treasury stock purchased - 22,900 shares	—	—	—	—	(482)	(482)

Treasury stock issued - 40,626 shares	—	76	—	—	809	885

Cash dividends paid, $0.67 per share	—	—	(3,730)	—	—	(3,730)

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2021	2020
	$	$
Cash flows from operating activities:
Net income	14,916	12,299
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,945	2,580
Amortization of operating leases right-of-use assets	112	180
Increase in interest receivable	(608)	(778)
Decrease in interest payable	(71)	(196)
Provision for loan losses	475	2,950
Gain on sale of debt securities, net	(730)	(809)
(Gain) loss on equity securities, net	(324)	76
Gains on sale of mortgages	(5,526)	(5,850)
Loans originated for sale	(97,578)	(127,871)
Proceeds from sales of loans	102,939	133,034
Earnings on bank-owned life insurance	(880)	(829)
Depreciation of premises and equipment and amortization of software	1,560	1,509
Deferred income tax	(15)	(646)
Amortization of deferred fees on subordinated debt	79	—
Other assets and other liabilities, net	(5,038)	794
Net cash provided by operating activities	13,256	16,443

Cash flows from investing activities:
Securities avaiable for sale:
Proceeds from maturities, calls, and repayments	74,972	65,702
Proceeds from sales	79,019	54,291
Purchases	(245,788)	(283,041)
Equity securities:
Proceeds from sales	460	—
Purchases	(2,013)	(473)
Purchase of regulatory bank stock	(556)	(1,248)
Redemptions of regulatory bank stock	1,283	2,432
Purchase of bank-owned life insurance	(4,888)	—
Net increase in loans	(96,204)	(68,829)
Purchases of premises and equipment, net	(1,036)	(1,104)
Purchase of computer software	(486)	(200)
Net cash used for investing activities	(195,237)	(232,470)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	264,554	294,820
Net decrease in time deposits	(5,152)	(16,097)
Net decrease in short-term borrowings	—	(200)
Proceeds from long-term debt	—	23,996
Repayments of long-term debt	(10,584)	(47,078)
Proceeds from issuance of subordinated debt	—	19,601
Dividends paid	(3,730)	(3,573)
Proceeds from sale of treasury stock	885	660
Treasury stock purchased	(482)	(2,216)
Net cash provided by financing activities	245,491	269,913
Increase in cash and cash equivalents	63,510	53,886
Cash and cash equivalents at beginning of period	94,939	41,053
Cash and cash equivalents at end of period	158,449	94,939

Supplemental disclosures of cash flow information:
Interest paid	3,089	4,047
Income taxes paid	2,875	2,940

Supplemental disclosure of non-cash investing and financing activities:

Fair value adjustments for securities available for sale	5,716	(8,045)
Recognition of lease operating right-of-use assets	80	—
Recognition of operating lease liabilities	80	—

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $910,000 as of December 31, 2021, and $798,000 as of December 31, 2020. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2021, or December 31, 2020.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $1,768,000 of MSRs as of December 31, 2021, compared to $1,076,000 as of December 31, 2020. The value of MSRs increased during 2021 as valuation of new assets outpaced amortization on existing assets. The year ended December 31, 2021, was the second year of elevated mortgage volume resulting in this increase in MSRs. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR valuation, while a shorter estimated life would decrease the value of the MSR. Management records the MSR value based on the third-party reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2021 and 2020.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)

	December 31,
	2021	2020
	$	$

Beginning Balance	1,076	892
Additions	877	753
Amortization	(48)	(420)
Disposals	(137)	(149)

Ending Balance	1,768	1,076

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $35,414,000 and $29,646,000 as of December 31, 2021, and 2020, respectively. The increase in BOLI cash surrender value was primarily due to an additional BOLI investment of $5 million in 2021 and normal appreciation of existing policies as a result of returns exceeding expenses.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $992,000 and $894,000, respectively.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation' qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost and fair value of debt securities held at December 31, 2021, and 2020, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2021
U. S. Treasuries	14,821	14	(22)	14,813
U.S. government agencies	29,613	50	(642)	29,021
U.S. agency mortgage-backed securities	51,964	502	(478)	51,988
U.S. agency collateralized mortgage obligations	30,917	241	(81)	31,077
Asset-backed securities	100,998	605	(384)	101,219
Corporate bonds	82,617	420	(528)	82,509
Obligations of states and political subdivisions	242,807	5,848	(1,189)	247,466
Total securities available for sale	553,737	7,680	(3,324)	558,093

December 31, 2020
U.S. government agencies	54,224	144	(7)	54,361
U.S. agency mortgage-backed securities	69,777	1,441	(166)	71,052
U.S. agency collateralized mortgage obligations	34,449	640	(54)	35,035
Asset-backed securities	60,387	433	(345)	60,475
Corporate bonds	60,387	1,348	(12)	61,723
Obligations of states and political subdivisions	187,132	6,727	(77)	193,782
Total securities available for sale	466,356	10,733	(661)	476,428

The amortized cost and fair value of debt securities available for sale at December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	28,348	28,490
Due after one year through five years	109,795	110,615
Due after five years through ten years	148,147	147,710
Due after ten years	267,447	271,278
Total debt securities	553,737	558,093

Securities available for sale with a par value of $94,283,000 and $86,849,000 at December 31, 2021 and 2020, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $96,521,000 at December 31, 2021, and $91,666,000 at December 31, 2020.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2021	2020
	$	$
Proceeds from sales	79,019	54,291
Gross realized gains	809	836
Gross realized losses	79	27

Information pertaining to securities with gross unrealized losses at December 31, 2021, and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2021
U.S. Treasuries	4,959	(22)	—	—	4,959	(22)
U.S. government agencies	16,386	(519)	7,375	(123)	23,761	(642)
U.S. agency mortgage-backed securities	24,090	(468)	2,458	(10)	26,548	(478)
U.S. agency collateralized mortgage obligations	14,206	(66)	2,965	(15)	17,171	(81)
Asset-backed securities	50,466	(338)	2,826	(46)	53,292	(384)
Corporate bonds	44,907	(528)	—	—	44,907	(528)
Obligations of states & political subdivisions	70,021	(1,043)	6,023	(146)	76,044	(1,189)
Total temporarily impaired securities	225,035	(2,984)	21,647	(340)	246,682	(3,324)

As of December 31, 2020
U.S. government agencies	42,988	(7)	—	—	42,988	(7)
U.S. agency mortgage-backed securities	15,995	(157)	2,221	(9)	18,216	(166)
U.S. agency collateralized mortgage obligations	12,933	(54)	—	—	12,933	(54)
Asset-backed securities	8,465	(20)	18,080	(325)	26,545	(345)
Corporate bonds	—	—	3,016	(12)	3,016	(12)
Obligations of states & political subdivisions	15,666	(77)	—	—	15,666	(77)
Total temporarily impaired securities	96,047	(315)	23,317	(346)	119,364	(661)

In the debt security portfolio, there are 115 positions carrying unrealized losses as of December 31, 2021. There were no instruments considered to be other-than-temporarily impaired at December 31, 2021.

The Corporation evaluates fixed income positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income (loss).

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2021 and December 31, 2020.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2021
CRA-qualified mutual funds	7,240	—	—	7,240
Bank stocks	1,570	184	(12)	1,742
Total equity securities	8,810	184	(12)	8,982

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2020
CRA-qualified mutual funds	6,176	—	—	6,176
Bank stocks	982	53	(106)	929
Total equity securities	7,158	53	(106)	7,105

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2021 and 2020, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2021 and 2020.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
	$	$

Net gains (losses) recognized in equity securities during the period	324	(76)

Less: Net gains realized on the sale of equity securities during the period	(99)	—

Unrealized gains (losses) recognized in equity securities held at reporting date	225	(76)

Proceeds from the sale of equity securities during 2021 totaled $460,000. No equity securities were sold during 2020.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2021 and 2020.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2021	2020
	$	$
Commercial real estate
Commercial mortgages	177,396	142,698
Agriculture mortgages	203,725	176,005
Construction	19,639	23,441
Total commercial real estate	400,760	342,144

Consumer real estate (a)
1-4 family residential mortgages	317,037	263,569
Home equity loans	11,181	10,708
Home equity lines of credit	75,698	71,290
Total consumer real estate	403,916	345,567

Commercial and industrial
Commercial and industrial	65,615	97,896
Tax-free loans	23,009	10,949
Agriculture loans	20,717	20,365
Total commercial and industrial	109,341	129,210

Consumer	5,132	5,155

Gross loans prior to deferred costs
and allowance for loan losses	919,149	822,076

Deferred loan costs, net	1,755	1,294
Allowance for credit losses	(12,931)	(12,327)
Total net loans	907,973	811,043

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $289,263,000 and $235,437,000 as of December 31, 2021, and 2020, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2021 and 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2021	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	172,540	192,943	13,544	57,214	23,009	19,980	479,230
Special Mention	2,443	2,542	6,095	4,657	—	90	15,827
Substandard	2,413	8,240	—	3,744	—	647	15,044
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	177,396	203,725	19,639	65,615	23,009	20,717	510,101

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

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2021 and 2020:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2021	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	316,722	11,181	75,659	5,132	408,694
Non-performing	315	—	39	—	354
Total	317,037	11,181	75,698	5,132	409,048

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2020	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	262,185	10,708	71,267	5,141	349,301
Non-performing	1,384	—	23	14	1,421
Total	263,569	10,708	71,290	5,155	350,722

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2021 and 2020:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable
December 31, 2021			Greater				>90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	22	—	184	206	177,190	177,396	—
Agriculture mortgages	232	—	1,838	2,070	201,655	203,725	—
Construction	—	—	—	—	19,639	19,639	—
Consumer real estate
1-4 family residential mortgages	1,464	68	315	1,847	315,190	317,037	276
Home equity loans	19	—	—	19	11,162	11,181	—
Home equity lines of credit	—	—	39	39	75,659	75,698	39
Commercial and industrial
Commercial and industrial	43	—	395	438	65,177	65,615	10
Tax-free loans	—	—	—	—	23,009	23,009	—
Agriculture loans	—	9	110	119	20,598	20,717	—
Consumer	22	—	—	22	5,110	5,132	—
Total	1,802	77	2,881	4,760	914,389	919,149	325

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable
December 31, 2020			Greater				>90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	208	208	142,490	142,698	—
Agriculture mortgages	—	—	—	—	176,005	176,005	—
Construction	—	—	—	—	23,441	23,441	—
Consumer real estate
1-4 family residential mortgages	618	—	1,384	2,002	261,567	263,569	1,336
Home equity loans	1	—	—	1	10,707	10,708	—
Home equity lines of credit	—	—	23	23	71,267	71,290	23
Commercial and industrial
Commercial and industrial	—	—	469	469	97,427	97,896	—
Tax-free loans	—	—	—	—	10,949	10,949	—
Agriculture loans	42	—	—	42	20,323	20,365	—
Consumer	23	3	14	40	5,115	5,155	14
Total	684	3	2,098	2,785	819,291	822,076	1,373

As of December 31, 2021, and 2020, all of the Corporation’s non-homogeneous loans on non-accrual status were also considered impaired.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2021	2020
	$	$
Commercial real estate
Commercial mortgages	184	208
Agriculture mortgages	1,838	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	39	48
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	385	469
Tax-free loans	—	—
Agriculture loans	110	—
Consumer	—	—
Total	2,556	725

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

No loan modifications were made during 2021 that would be considered a troubled debt restructuring (TDR). There was one loan modification made during 2020 that was considered a TDR. One $3.6 million loan was restructured to provide relief to the commercial borrower by reducing the interest rate, providing a six-month interest only period, and extending the amortization period by an additional nine years. This loan paid off in the third quarter of 2021. In addition to this TDR, deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loans was $768,000 as of December 31, 2021. This TDR is not non-accrual.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2021:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	223	263	—	2,153	106
Agriculture mortgages	2,055	2,066	—	1,313	54
Construction	—	—	—	—	—
Total commercial real estate	2,278	2,329	—	3,466	160

Commercial and industrial
Commercial and industrial	385	438	—	419	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	385	438	—	419	—

Total with no related allowance	2,663	2,767	—	3,885	160

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	551	559	37	144	—
Construction	—	—	—	—	—
Total commercial real estate	551	559	37	144	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	110	111	110	26	—
Total commercial and industrial	110	111	110	26	—

Total with a related allowance	661	670	147	170	—

Total by loan class:
Commercial real estate
Commercial mortgages	223	263	—	2,153	106
Agriculture mortgages	2,606	2,625	37	1,457	54
Construction	—	—	—	—	—
Total commercial real estate	2,829	2,888	37	3,610	160

Commercial and industrial
Commercial and industrial	385	438	—	419	—
Tax-free loans	—	—	—	—	—
Agriculture loans	110	111	110	26	—
Total commercial and industrial	495	549	110	445	—

Total	3,324	3,437	147	4,055	160

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2021:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	6,329	3,449	1,972	52	525	12,327

Charge-offs	—	(20)	—	(35)	—	(55)
Recoveries	109	2	56	17	—	184
Provision	(175)	403	84	53	110	475

Ending balance	6,263	3,834	2,112	87	635	12,931

Ending balance: individually evaluated for impairment	37	—	110	—	—	147
Ending balance: collectively evaluated for impairment	6,226	3,834	2,002	87	635	12,784

Loans receivable:
Ending balance	400,760	403,916	109,341	5,132		919,149
Ending balance: individually evaluated for impairment	2,829	—	495	—		3,324
Ending balance: collectively evaluated for impairment	397,931	403,916	108,846	5,132		915,825

The dollar amount of the allowance increased for all loan segments except commercial real estate since December 31, 2020. The lower provision in the commercial real estate sector was due to a specific allocation of $1.1 million made during 2020 for a customer with ongoing business concerns. This loan paid off in 2021 resulting in a reversal of this specific allocation. The higher provisions across the other categories were primarily caused by growth within these segments of the loan portfolio. Recoveries exceeded charge-offs during the year ended December 31, 2021, so the provision expense was primarily related to loan portfolio growth and minor increases in qualitative factors.

The Corporation’s allowance allocation is still overweighted toward commercial real estate loans due to the higher historical losses experienced. Approximately 48% of the allowance is dedicated to this sector that comprises 44% of total loan balances. This compares to 30% of the allowance being allocated to the consumer real estate sector which comprises 44% of all loan balances. Losses on consumer real estate have traditionally been lower than commercial loans. The commercial and industrial sector has 16% of the allowance allocated and comprises 16% of loan balances. Commercial and industrial historical losses have generally been lower than commercial real estate but higher than consumer real estate, based on loan balances outstanding. The December 31, 2021 ending balance of the allowance was up $604,000, or 4.9%, from December 31, 2020, and the allowance as a percentage of total loans was 1.40% as of December 31, 2021, and 1.50% as of December 31, 2020.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2020:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	4,319	2,855	1,784	41	448	9,447

Charge-offs	(45)	—	(23)	(20)	—	(88)
Recoveries	11	—	4	3	—	18
Provision (credit)	2,044	594	207	28	77	2,950

Ending balance	6,329	3,449	1,972	52	525	12,327

Ending balance: individually evaluated for impairment	1,131	—	—	—	—	1,131
Ending balance: collectively evaluated for impairment	5,198	3,449	1,972	52	525	11,196

Loans receivable:
Ending balance	342,144	345,567	129,210	5,155		822,076
Ending balance: individually evaluated for impairment	5,294	—	469	—		5,763
Ending balance: collectively evaluated for impairment	336,850	345,567	128,741	5,155		816,313

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE D - PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2021	2020
	$	$
Land	5,043	5,043
Buildings and improvements	30,265	29,742
Furniture and equipment	10,864	15,890
Construction in process	369	385
Total	46,541	51,060
Less accumulated depreciation	(22,065)	(26,300)
Premises and equipment	24,476	24,760

Depreciation expense, which is included in operating expenses, amounted to $1,320,000 for 2021, and $1,377,000 for 2020. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2021 and 2020, the construction in process consists primarily of costs associated with various small projects.

NOTE E - REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB. At December 31, 2021, the Bank held $4,742,000 in stock of the FHLB compared to $5,919,000 as of December 31, 2020.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 5.25% annualized on activity stock and 1.25% annualized on membership stock as of December 31, 2021. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $601,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2021, compared to $151,000 and $37,000, respectively, as of December 31, 2020.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE F - DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2021	2020
	$	$

Non-interest bearing demand	686,278	534,853
Interest-bearing demand	63,015	47,092
NOW accounts	139,366	137,279
Money market deposit accounts	168,327	140,113
Savings accounts	341,291	274,386
Time deposits under $250,000	105,615	111,001
Time deposits of $250,000 or more	8,321	8,087
Total deposits	1,512,213	1,252,811

At December 31, 2021, the scheduled maturities of time deposits are as follows:

2022	63,603
2023	18,057
2024	17,121
2025	6,863
2026	8,292

Total	113,936

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2021 and 2020:

	2021	2020
	$	$

Total short-term borrowings outstanding at year end	—	—
Average interest rate at year end	—	—
Maximum outstanding at any month end	—	11,012
Average amount outstanding for the year	22	2,342
Weighted-average interest rate for the year	0.25%	0.33%

As of December 31, 2021, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $28.3 million as of December 31, 2021. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) Borrowings

Maturities of FHLB borrowings at December 31, 2021, and 2020, are summarized as follows:

	December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2022	—	—	10,584	2.13
2023	13,816	2.77	13,816	2.77
2024	17,407	2.02	17,407	2.02
2025	12,983	1.47	12,983	1.47
2026

Total other borrowings	44,206	2.09	54,790	2.10

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

The Corporation had an FHLB maximum borrowing capacity of $505.1 million as of December 31, 2021 with remaining borrowing capacity of $457.6 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

Subordinated debt at December 31, 2021 and 2020 was as follows:

(Dollars in thousands)		December 31,
		2021	2020
		Carrying	Carrying		Issued
		Amount	Amount	Rate	Amount
Issued by	Ranking	$	$	%	$	Date Issued	Maturity
ENB Financial Corp	Subordinated (1)(2)	19,680	19,601	4.00%	20,000	12/30/20	12/30/30

(1)	The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2025.

NOTE I – CAPITAL TRANSACTIONS

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This current plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 23, 2020. By December 31, 2021, a total of 32,900 shares were repurchased at a total cost of $669,000, for an average cost per share of $20.33.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Shares repurchased under these plans were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

•

a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 15% discount from the stock’s fair market value at the end of each quarter,

•

a dividend reinvestment plan (DRP), and;

•

a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 25,982 shares issued through the ESPP in 2021 with 281,870 shares issued since existence. The DRP was started in 2005 with 12,227 shares issued in 2021 and 229,453 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 2,417 shares were issued in connection with this plan in 2021 and 39,949 since existence. In 2020, there were 20,624 shares issued through the ESPP, 12,773 shares issued through the DRP, and 1,494 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2021 and 2020 was 40,626 and 34,891, respectively. As of December 31, 2021, the Corporation held 155,158 treasury shares, at a weighted-average cost of $20.00 per share, with a cost basis of $3,103,000.

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were $19,500 for 2021 and 2020, for persons under age 50, and for persons over age 50 was $26,000 in both years. The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $423,000 and $398,000 for 2021 and 2020, respectively.

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

For purposes of the 401(k) Savings Plan, covered compensation was limited to $290,000 in 2021 and $285,000 in 2020. Total expenses of the plan were $936,000 and $622,000, for 2021 and 2020, respectively. The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

period, or could allow the policies to fund annual premiums through loans against the policy’s cash surrender value. The Corporation has continued to pay the premiums on the life insurance policies and no loans exist on the policies.

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2021, and December 31, 2020. The death benefits totaled $6,843,000 at December 31, 2021, and $6,734,000 at December 31, 2020. The cash surrender value of the above policies totaled $5,270,000 and $5,177,000 as of December 31, 2021, and 2020, respectively.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2021		2020
	$	%	$	%

Income tax at statutory rate	3,683	21.0	3,063	21.0
Tax-exempt interest income	(954)	(5.4)	(695)	(4.8)
Non-deductible interest expense	47	0.3	50	0.3
Bank-owned life insurance	(160)	(0.9)	(151)	(1.0)
Other	4	0.0	18	0.1

Income tax expense	2,620	15.0	2,285	15.6

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2018.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2021	2020
	$	$
Current tax expense	2,605	2,931
Deferred tax (benefit)	15	(646)
Income tax expense	2,620	2,285

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2021	2020
	$	$

Deferred tax assets
Allowance for credit losses	2,715	2,589
Allowance for off-balance sheet extensions of credit	191	168
Interest on non-accrual loans	6	11
Other	110	47
Total deferred tax assets	3,022	2,815

Deferred tax liabilities
Premises and equipment	(926)	(987)
Net unrealized holding gains on securities available for sale	(915)	(2,115)
Mortgage servicing rights	(193)	(93)
Discount on investment securities	(114)	(45)
Other	(129)	(15)
Total deferred tax liabilities	(2,277)	(3,255)
Net deferred tax assets (liabilities)	745	(440)

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tier I capital to average assets, and common equity tier I capital, tier I capital, and total capital to risk-weighted assets.

As of December 31, 2021 and 2020, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2021 and December 31, 2020, compared to regulatory levels.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	166,878	15.6	N/A	N/A	N/A	N/A
Bank	162,375	14.9	87,281	8.0	109,101	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	133,848	12.5	N/A	N/A	N/A	N/A
Bank	148,735	13.6	65,461	6.0	87,281	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	133,848	12.5	N/A	N/A	N/A	N/A
Bank	148,735	13.6	49,095	4.5	70,916	6.5

Tier I Capital to Average Assets
Consolidated	133,848	8.2	N/A	N/A	N/A	N/A
Bank	148,735	9.1	65,721	4.0	81,701	5.0

As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	153,801	16.1	N/A	N/A	N/A	N/A
Bank	145,434	15.3	76,249	8.0	95,311	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	122,258	12.8	N/A	N/A	N/A	N/A
Bank	133,505	14.0	57,187	6.0	76,249	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	122,258	12.8	N/A	N/A	N/A	N/A
Bank	133,505	14.0	42,890	4.5	61,952	6.5

Tier I Capital to Average Assets
Consolidated	122,258	9.0	N/A	N/A	N/A	N/A
Bank	133,505	9.8	54,334	4.0	67,918	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2021, without the approval of the OCC, of approximately $19.3 million, plus an additional amount equal to the Corporation’s net profits for 2022, up to the date of any such dividend declaration.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	$	$
Balance, beginning of year	31	640
Advances	40	16
Repayments	(71)	(622)
Other changes	194	(3)
Balance, end of year	194	31

In the Corporation’s case, other changes in the table above for the year ended December 31, 2021, represented the addition of an executive officer, and for the year ended December 31, 2020, represented the retirement of one director.

Deposits from the insiders totaled $2,855,000 as of December 31, 2021, and $2,313,000 as of December 31, 2020.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2021, firm loan commitments totaled approximately $99.0 million; unused lines of credit totaled $378.3 million; and open letters of credit totaled $12.8 million. The sum of these commitments, $490.1 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2020, totaled $408.0 million, representing firm loan commitments of $77.1 million, unused lines of credit of $322.4 million, and open letters of credit totaling $8.5 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2021, the Corporation’s legal lending limit was $24,356,000, and the Corporation’s lending policy limit was $18,267,000. This compared to a legal lending limit of $21,815,000, and lending policy limit of $16,361,000 as of

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

December 31, 2020. As of December 31, 2021 and 2020, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $403.9 million, or 43.9%, of the $919.1 million gross loans outstanding as of December 31, 2021. This compares to $345.6 million, or 42.0%, of the $822.1 million of gross loans outstanding as of December 31, 2020. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 43.6%, or $400.8 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 22.2% of gross loans as of December 31, 2021, compared to 21.4% as of December 31, 2020; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2021, the largest specific industry type categories were dairy cattle and milk production loans of $93.8 million, or 10.2% of gross loans, non-residential real estate investment loans of $118.0 million, or 12.8% of gross loans, and residential real estate investment loans with a balance of $51.8 million, or 5.6% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $109.3 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $23.0 million of loans to political subdivisions, which account for 2.5% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2021, were obligations of states and political subdivisions located in the states of Pennsylvania, California, and Texas. Based on fair market value, the Corporation had 20.3% of its portfolio invested in Pennsylvania municipals, 17.4% in California, and 7.7% in Texas. As of December 31, 2021, no municipal bonds were below an A3/A- credit rating.

The Corporation held $82.6 million of corporate bonds based on amortized cost as of December 31, 2021. Out of the $82.6 million of total corporate securities, $66.6 million is domestic and $16.0 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland. In addition, $52.6 million, or 63.7%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. The remaining $30.0 million of non-financial related corporate paper consists of $8.0 million in energy companies, $2.0 million in insurance companies, $5.6 million in consumer goods, $5.2 million in healthcare, and $9.2 million in technology.

Within the corporate bond segment of the portfolio, $11.9 million is in subordinated debt from 14 different issuers. The majority of these bonds are non-rated, with one bond being rated.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2021, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P, and all were considered investment grade.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE Q – LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For the Corporation, Topic 842 primarily affects the accounting treatment for operating lease agreements in which the Corporation is the lessee.

All of these leases in which the Corporation is the lessee are comprised of real estate property for branches and office space with terms extending through 2026. All of the Corporation’s leases are classified as operating leases.

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2021	December 31, 2020
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$617	$728

Lease Liabilities
Operating lease liabilties	Other Liabilities	$629	$740

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

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	3.7 years	4.4 years
Weighted-average discount rate
Operating leases	2.82%	3.11%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2022	$189
December 31, 2023	173
December 31, 2024	176
December 31, 2025	106
December 31, 2026	20
Thereafter	—
Total Future Minimum Lease Payments	664
Amounts Representing Interests	(35)
Present Value of Net Future Minimum Lease Payments	$629

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
U.S. Treasuries	—	14,813	—	14,813
U.S. government agencies	—	29,021	—	29,021
U.S. agency mortgage-backed securities	—	51,988	—	51,988
U. S. agency collateralized mortgage obligations	—	31,077	—	31,077
Asset-backed securities	—	101,219	—	101,219
Corporate bonds	—	82,509	—	82,509
Obligations of states and political subdivisions	—	247,466	—	247,466
Marketable equity securities	8,982	—	—	8,982

Total securities	8,982	558,093	—	567,075

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

On December 31, 2021, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2021, the CRA fund investments had a $7,240,000 book and market value and the bank stocks had a book value of $1,570,000 and a market value of $1,742,000.

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

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	54,361	—	54,361
U.S. agency mortgage-backed securities	—	71,052	—	71,052
U. S. agency collateralized mortgage obligations	—	35,035	—	35,035
Asset-backed securities		60,475		60,475
Corporate bonds	—	61,723	—	61,723
Obligations of states and political subdivisions	—	193,782	—	193,782
Marketable equity securities	7,105	—	—	7,105

Total securities	7,105	476,428	—	483,533

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,177	3,177
	—	—	3,177	3,177

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	4,632	4,632
Total	—	—	4,632	4,632

The Corporation had a total of $3,324,000 of impaired loans as of December 31, 2021, with $147,000 of specific allocation against these loans. As of December 31, 2020, the Corporation had a total of $5,763,000 of impaired loans with $1,131,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)

December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,177	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,632	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2021
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	158,449	158,449	158,449	—	—
Regulatory stock	5,380	5,380	5,380	—	—
Loans held for sale	3,194	3,194	3,194	—	—
Loans, net of allowance	907,973	914,251	—	—	914,251
Mortgage servicing assets	1,768	2,129	—	—	2,129
Accrued interest receivable	5,152	5,152	5,152	—	—
Bank owned life insurance	35,414	35,414	35,414	—	—

Financial Liabilities:
Demand deposits	686,278	686,278	686,278	—	—
Interest-bearing demand deposits	63,015	63,015	63,015	—	—
NOW accounts	139,366	139,366	139,366	—	—
Money market deposit accounts	168,327	168,327	168,327	—	—
Savings accounts	341,291	341,291	341,291	—	—
Time deposits	113,936	113,919	—	—	113,919
Total deposits	1,512,213	1,512,196	1,398,277	—	113,919

Long-term debt	44,206	43,060	—	—	43,060
Subordinated debt	19,680	19,088	—	—	19,088
Accrued interest payable	251	251	251	—	—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2020
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	94,939	94,939	94,939	—	—
Regulatory stock	6,107	6,107	6,107	—	—
Loans held for sale	3,029	3,029	3,029	—	—
Loans, net of allowance	811,043	829,902	—	—	829,902
Mortgage servicing assets	1,076	1,083	—	—	1,083
Accrued interest receivable	4,546	4,546	4,546	—	—
Bank owned life insurance	29,646	29,646	29,646	—	—

Financial Liabilities:
Demand deposits	534,853	534,853	534,853	—	—
Interest-bearing demand deposits	47,092	47,092	47,092	—	—
NOW accounts	137,279	137,279	137,279	—	—
Money market deposit accounts	140,113	140,113	140,113	—	—
Savings accounts	274,386	274,386	274,386	—	—
Time deposits	119,088	121,470	—	—	121,470
Total deposits	1,252,811	1,255,193	1,133,723	—	121,470

Short-term borrowings	54,790	51,800	—	—	51,800
Long-term debt	19,601	19,601	—	—	19,601
Accrued interest payable	320	320	320	—	—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains
on Securities
Available-for-Sale
$
Balance at January 1, 2021	7,958

Other comprehensive income (loss) before reclassifications	(3,940)
Amount reclassified from accumulated other comprehensive income	(577)

Period change	(4,517)

Balance at December 31, 2021	3,441

Balance at January 1, 2020	1,600

Other comprehensive income before reclassifications	6,997
Amount reclassified from accumulated other comprehensive loss	(639)
Period change	6,358

Balance at December 31, 2020	7,958

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2021	2020	in the Consolidated
	$	$	Statements of Income
Securities available for sale:
Net securities gains reclassified into earnings	730	809	Gains on sale of debt securities, net
Related income tax expense	(153)	(170)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	577	639

Total reclassifications for the period	577	639

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE U – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2021	2020
	$	$
Assets
Cash	2,638	7,705
Equity securities	1,743	929
Equity in bank subsidiary	152,176	141,463
Other assets	452	165
Total assets	157,009	150,262

Liabilities
Subordinated debt	19,680	19,601
Other Liabilities	41	445
Total Liabilities	19,721	20,046

Stockholders' Equity
Common stock	574	574
Capital surplus	4,520	4,444
Retained earnings	131,856	120,670
Accumulated other comprehensive income, net of tax	3,441	7,958
Treasury stock	(3,103)	(3,430)
Total stockholders' equity	137,288	130,216

Total liabilities and stockholders' equity	157,009	150,262

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2021	2020
	$	$
Income
Dividend income - investment securities	52	27
Gains (losses) on equity securities, net	324	(76)
Dividend income	3,730	5,073
Undistributed earnings of bank subsidiary	11,730	7,541
Total income	15,836	12,565

Expense
Subordinated debt interest expense	800	4
Shareholder expenses	132	153
Other expenses	130	109
Total expense	1,062	266
Provision (benefit) for income taxes	(142)	—

Net Income	14,916	12,299
Comprehensive Income	10,399	18,657

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)
	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:	$	$
Net Income	14,916	12,299
Equity in undistributed earnings of subsidiaries	(11,730)	(7,541)
(Gains)losses on securities transactions, net	(324)	76
Net amortization of subordinated debt fees	79	—
Net increase in other assets	(287)	(48)
Net (decrease) increase in other liabilities	(404)	444
Net cash provided by operating activities	2,250	5,230

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	460	—
Purchases of equity securities	(950)	(367)
Net cash used for investing activities	(490)	(367)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	885	660
Proceeds from issuance of subordinated debt	—	19,601
Dividend to bank subsidiary	(3,500)	(12,500)
Treasury stock purchased	(482)	(2,216)
Dividends paid	(3,730)	(3,573)
Net cash (used for) provided by financing activities	(6,827)	1,972

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(5,067)	6,835
Cash and cash equivalents at beginning of period	7,705	870
Cash and cash equivalents at end of period	2,638	7,705

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2021 and 2020, are as follows:

NOTE V - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2021
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	10,530	10,537	11,417	11,108
Interest expense	851	806	789	574
Net interest income	9,679	9,731	10,628	10,534
Less provision (credit) for loan losses	375	—	(250)	350
Net interest income after provision (credit) for loan losses	9,304	9,731	10,878	10,184

Other income	5,318	4,077	4,139	4,347
Operating expenses:
Salaries and employee benefits	5,699	5,959	6,142	6,665
Occupancy and equipment expenses	950	920	909	897
Other operating expenses	2,538	2,817	3,067	3,878
Total operating expenses	9,187	9,696	10,118	11,440
Income before income taxes	5,435	4,112	4,899	3,091

Provision for Federal income taxes	931	561	760	370
Net income	4,504	3,551	4,139	2,721
FINANCIAL RATIOS
Per share data:
Net income	0.81	0.64	0.74	0.49
Cash dividends paid	0.16	0.17	0.17	0.17

	2020
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	10,487	10,468	10,387	10,752
Interest expense	1,271	999	845	731
Net interest income	9,216	9,469	9,542	10,021
Less provision for loan losses	350	975	1,250	375
Net interest income after provision for loan losses	8,866	8,494	8,292	9,646

Other income	2,767	4,068	4,374	4,151
Operating expenses:
Salaries and employee benefits	5,696	4,966	5,860	5,540
Occupancy and equipment expenses	881	932	896	894
Other operating expenses	2,533	2,346	2,442	3,088
Total operating expenses	9,110	8,244	9,198	9,522
Income before income taxes	2,523	4,318	3,468	4,275

Provision for Federal income taxes	358	719	533	675
Net income	2,165	3,599	2,935	3,600
FINANCIAL RATIOS
Per share data:
Net income	0.38	0.64	0.53	0.65
Cash dividends paid	0.16	0.16	0.16	0.16

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

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April 2020. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. The Corporation generated PPP loans under this initial plan in the amount of approximately $78 million. In the first quarter of 2021, the SBA made another round of PPP funding available and the Corporation made additional loans to qualifying small businesses. Additionally, all rounds of PPP loans became eligible for forgiveness. As a result of the forgiveness of some of the original PPP loans, the initiation of additional PPP loans, and the forgiveness of a portion of these loans, the total balance of PPP loans at December 31, 2021, was $11.3 million compared to $48.0 million at December 31, 2020. Management’s focus has been to serve the customers and market area that the Corporation serves.

In accordance with the SBA terms and conditions on these PPP loans, as of December 31, 2021, the Corporation received approximately $5.5 million in fees associated with the processing of all PPP loans originated in 2020 and 2021. All fee income is being deferred over the expected life of each PPP loan. The initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the majority of the Corporation’s PPP loans carry a two-year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. This income amounted to $2,496,000 during 2021, and $2,356,000 during 2020. The Corporation expects there to be few loans that are on the books until the stated maturity dates.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020.

On December 27, 2020, the president signed into law the Consolidated Appropriations Act, 2021, which amended CARES Act Section 4013. The amendment extends the applicable period for which a financial institution is able to (a) suspend the requirements under United States generally accepted accounting principles for loan modifications related to the coronavirus disease (COVID-19) pandemic that would otherwise be categorized as a troubled debt restructuring and (b) any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a TDR, including impairment for accounting purposes. The amended end date for the relief related to a financial institution electing to suspend TDR and loan impairment accounting for qualifying modifications was extended from the earlier of December 31, 2020, or 60 days after the national emergency concerning COVID-19 declared by the president terminates to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the president terminates.

On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented.

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

As of December 31, 2021, all of the Corporation’s customers who had previously requested payment deferrals were now paying as scheduled. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans were not considered past due during their deferment periods. The credit quality of these loans remains intact and the Corporation’s delinquent and non-performing levels were not materially impacted.

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2021, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2021, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

ENB FINANCIAL CORP

/s/ Jeffrey S. Stauffer	/s/ Rachel G. Bitner
Jeffrey S. Stauffer	Rachel G. Bitner
Chairman of the Board	Treasurer
Chief Executive Officer and President	(Principal Financial Officer)
(Principal Executive Officer)

Ephrata, PA

March 23, 2022

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 10, 2022, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2021.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 10, 2022, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2022, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2022, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the captions, “Audit Committee Report” and “Proposal No. 4: To Ratify the Selection of Independent Registered Public Accounting Firm” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2022, which is incorporated herein by reference.

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

/s/	Jeffrey S. Stauffer	Chairman of the Board,	March 23, 2022
	(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/	Rachel G. Bitner	Treasurer	March 23, 2022
	(Rachel G. Bitner)	(Principal Financial Officer)

/s/	Aaron L. Groff, Jr.	Director	March 23, 2022
(Aaron L. Groff, Jr.)

/s/	Joshua E. Hoffman	Director	March 23, 2022
(Joshua E. Hoffman)

/s/	Willis R. Lefever	Director	March 23, 2022
(Willis R. Lefever)

/s/	Jay S. Martin	Director	March 23, 2022
(Jay S. Martin)

/s/	Susan Young Nicholas, Esq.	Director	March 23, 2022
(Susan Young Nicholas)

/s/	Dr. Brian K. Reed	Director	March 23, 2022
(Dr. Brian K. Reed)

/s/	Mark C. Wagner	Director	March 23, 2022
(Mark C. Wagner)

/s/	Judith A. Weaver	Director	March 23, 2022
(Judith A. Weaver)

/s/	Roger L. Zimmerman	Director	March 23, 2022
(Roger L. Zimmerman)