Form 10-Q
period 2022-03-31
ENB Financial Corp
filed 2022-05-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2022, the registrant had 5,595,152 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2022

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2022	2021	2021
	$	$	$
ASSETS
Cash and due from banks	21,123	19,930	19,366
Interest-bearing deposits in other banks	58,031	138,519	69,248
Total cash and cash equivalents	79,154	158,449	88,614
Securities available for sale (at fair value)	589,493	558,093	531,600
Equity securities (at fair value)	8,994	8,982	7,217
Loans held for sale	2,223	3,194	2,018
Loans (net of unearned income)	950,571	920,904	841,934
Less: Allowance for loan losses	12,979	12,931	12,690
Net loans	937,592	907,973	829,244
Premises and equipment	24,385	24,476	24,742
Regulatory stock	5,406	5,380	6,160
Bank owned life insurance	35,574	35,414	29,833
Other assets	22,327	15,269	12,461
Total assets	1,705,148	1,717,230	1,531,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	675,519	686,278	580,003
Interest-bearing	842,438	825,935	745,384
Total deposits	1,517,957	1,512,213	1,325,387
Long-term debt	44,206	44,206	52,792
Subordinated debt	19,700	19,680	19,620
Other liabilities	7,246	3,843	5,269
Total liabilities	1,589,109	1,579,942	1,403,068
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,595,152 as of 3/31/22, 5,583,956 as of 12/31/21, and 5,566,566 as of 3/31/21	574	574	574
Capital surplus	4,544	4,520	4,460
Retained earnings	134,098	131,856	124,285
Accumulated other comprehensive (loss) income	(20,298)	3,441	2,924
Less: Treasury stock cost on 143,962 shares as of 3/31/22, 155,158 as of 12/31/21, and 172,548 as of 3/31/21	(2,879)	(3,103)	(3,422)
Total stockholders' equity	116,039	137,288	128,821
Total liabilities and stockholders' equity	1,705,148	1,717,230	1,531,889

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2022	2021
	$	$
Interest and dividend income:
Interest and fees on loans	8,815	8,385
Interest on securities available for sale
Taxable	1,429	1,079
Tax-exempt	1,029	952
Interest on deposits at other banks	37	22
Dividend income	94	92

Total interest and dividend income	11,404	10,530

Interest expense:
Interest on deposits	252	314
Interest on borrowings	431	537

Total interest expense	683	851

Net interest income	10,721	9,679

Provision for loan losses	100	375

Net interest income after provision for loan losses	10,621	9,304

Other income:
Trust and investment services income	671	670
Service fees	588	614
Commissions	869	864
Gains on the sale of debt securities, net	139	87
(Losses) gains on equity securities, net	(8)	248
Gains on sale of mortgages	735	1,930
Earnings on bank-owned life insurance	190	216
Other income	492	689

Total other income	3,676	5,318

Operating expenses:
Salaries and employee benefits	6,512	5,699
Occupancy	718	683
Equipment	265	267
Advertising & marketing	279	190
Computer software & data processing	1,138	1,098
Shares tax	351	280
Professional services	630	439
Other expense	715	531

Total operating expenses	10,608	9,187

Income before income taxes	3,689	5,435

Provision for federal income taxes	498	931

Net income	3,191	4,504

Earnings per share of common stock	0.57	0.81
Cash dividends paid per share	0.17	0.17
Weighted average shares outstanding	5,584,603	5,561,603

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2022	2021
	$	$

Net income	3,191	4,504

Other comprehensive loss, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized losses arising during the period	(29,909)	(6,285)
Income tax effect	6,280	1,320
	(23,629)	(4,965)

Gains recognized in earnings	(139)	(87)
Income tax effect	29	18
	(110)	(69)

Other comprehensive loss, net of tax	(23,739)	(5,034)

Comprehensive Loss	(20,548)	(530)

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216
Net income	—	—	4,504	—	—	4,504
Other comprehensive loss net of tax	—	—	—	(5,034)	—	(5,034)
Treasury stock purchased - 7,600 shares	—	—	—	—	(149)	(149)
Treasury stock issued - 7,936 shares	—	16	—	—	157	173
Cash dividends paid, $0.16 per share	—	—	(889)	—	—	(889)
Balances, March 31, 2021	574	4,460	124,285	2,924	(3,422)	128,821

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	—	—	3,191	—	—	3,191
Other comprehensive loss net of tax	—	—	—	(23,739)	—	(23,739)
Treasury stock issued - 11,196 shares	—	24	—	—	224	248
Cash dividends paid, $0.17 per share	—	—	(949)	—	—	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net income	3,191	4,504
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,196	771
Amortization of operating leases right-of-use assets	64	45
Increase in interest receivable	(542)	(565)
Decrease in interest payable	189	176
Provision for loan losses	100	375
Gains on the sale of debt securities, net	(139)	(87)
Losses (gains) on equity securities, net	8	(248)
Gains on sale of mortgages	(735)	(1,930)
Loans originated for sale	(14,483)	(29,884)
Proceeds from sales of loans	16,189	32,825
Earnings on bank-owned life insurance	(190)	(216)
Depreciation of premises and equipment and amortization of software	388	376
Deferred income tax	-	(30)
Amortization of deferred fees on subordinated debt	20	19
Other assets and other liabilities, net	2,904	(999)
Net cash provided by operating activities	8,160	5,132

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	13,344	20,943
Proceeds from sales	8,575	50,341
Purchases	(84,513)	(133,849)
Equity securities
Proceeds from sales	150	428
Purchases	(170)	(292)
Purchase of regulatory bank stock	(128)	(400)
Redemptions of regulatory bank stock	102	347
Net increase in loans	(29,629)	(18,238)
Purchases of premises and equipment, net	(229)	(311)
Purchase of computer software	-	(139)
Net cash used for investing activities	(92,498)	(81,170)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	5,536	72,511
Net increase in time deposits	208	65
Repayments of long-term debt	-	(1,998)
Dividends paid	(949)	(889)
Proceeds from sale of treasury stock	248	173
Treasury stock purchased	-	(149)
Net cash provided by financing activities	5,043	69,713
Decrease in cash and cash equivalents	(79,295)	(6,325)
Cash and cash equivalents at beginning of period	158,449	94,939
Cash and cash equivalents at end of period	79,154	88,614

Supplemental disclosures of cash flow information:
Interest paid	494	675
Income taxes paid	450	-
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(30,048)	(6,369)
Recognition of lease operating right-of-use assets	1,647	-
Recognition of operating lease liabilities	1,647	-

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the first quarter of 2022, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2022, and December 31, 2021, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2022
U.S. treasuries	35,683	—	(1,392)	34,291
U.S. government agencies	27,609	2	(1,720)	25,891
U.S. agency mortgage-backed securities	56,150	50	(2,123)	54,077
U.S. agency collateralized mortgage obligations	35,640	15	(1,207)	34,448
Non-agency MBS/CMO	23,307	—	(275)	23,032
Asset-backed securities	91,795	96	(1,098)	90,793
Corporate bonds	81,973	56	(3,244)	78,785
Obligations of states and political subdivisions	263,028	698	(15,550)	248,176
Total securities available for sale	615,185	917	(26,609)	589,493

December 31, 2021
U.S. Treasuries	14,821	14	(22)	14,813
U.S. government agencies	29,613	50	(642)	29,021
U.S. agency mortgage-backed securities	51,964	502	(478)	51,988
U.S. agency collateralized mortgage obligations	30,917	241	(81)	31,077
Asset-backed securities	100,998	605	(384)	101,219
Corporate bonds	82,617	420	(528)	82,509
Obligations of states and political subdivisions	242,807	5,848	(1,189)	247,466
Total securities available for sale	553,737	7,680	(3,324)	558,093

The amortized cost and fair value of securities available for sale at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	29,664	29,220
Due after one year through five years	127,954	124,750
Due after five years through ten years	151,046	143,953
Due after ten years	306,521	291,570
Total debt securities	615,185	589,493

Securities available for sale with a par value of $88,591,000 and $94,283,000 at March 31, 2022, and December 31, 2021, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $86,576,000 at March 31, 2022, and $96,521,000 at December 31, 2021.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
	$	$
Proceeds from sales	8,575	50,341
Gross realized gains	139	141
Gross realized losses	—	(54)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2022 or 2021.

Information pertaining to securities with gross unrealized losses at March 31, 2022, and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2022
U.S. Treasuries	34,291	(1,392)	—	—	34,291	(1,392)
U.S. government agencies	2,001	(9)	22,689	(1,711)	24,690	(1,720)
U.S. agency mortgage-backed securities	32,444	(1,122)	12,274	(1,001)	44,718	(2,123)
U.S. agency collateralized mortgage obligations	28,325	(1,193)	2,884	(14)	31,209	(1,207)
Non-Agency MBS/CMO	9,275	(275)	—	—	9,275	(275)
Asset-backed securities	73,552	(1,005)	5,973	(93)	79,525	(1,098)
Corporate bonds	54,102	(3,244)	—	—	54,102	(3,244)
Obligations of states & political subdivisions	188,073	(14,222)	9,645	(1,328)	197,718	(15,550)

Total temporarily impaired securities	422,063	(22,462)	53,465	(4,147)	475,528	(26,609)

As of December 31, 2021
U.S. Treasuries	4,959	(22)	—	—	4,959	(22)
U.S. government agencies	16,386	(519)	7,375	(123)	23,761	(642)
U.S. agency mortgage-backed securities	24,090	(468)	2,458	(10)	26,548	(478)
U.S. agency collateralized mortgage obligations	14,206	(66)	2,965	(15)	17,171	(81)
Asset-backed securities	50,466	(338)	2,826	(46)	53,292	(384)
Corporate bonds	44,907	(528)	—	—	44,907	(528)
Obligations of states & political subdivisions	70,021	(1,043)	6,023	(146)	76,044	(1,189)

Total temporarily impaired securities	225,035	(2,984)	21,647	(340)	246,682	(3,324)

In the debt security portfolio there were 289 positions that were carrying unrealized losses as of March 31, 2022. There were no instruments considered to be other-than-temporarily impaired at March 31, 2022.

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

3.Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2022 and December 31, 2021.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2022
CRA-qualified mutual funds	7,258	—	—	7,258
Bank stocks	1,623	120	(7)	1,736
Total equity securities	8,881	120	(7)	8,994

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2021
CRA-qualified mutual funds	7,240	—	—	7,240
Bank stocks	1,570	184	(12)	1,742
Total equity securities	8,810	184	(12)	8,982

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2022 and 2021.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
	$	$

Net (losses) gains recognized in equity securities during the period	(8)	248

Less: Net gains realized on the sale of equity securities during the period	51	95

Unrealized gains (losses) recognized in equity securities held at reporting date	(59)	153

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2022, and December 31, 2021:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2022	2021
	$	$
Commercial real estate
Commercial mortgages	180,792	177,396
Agriculture mortgages	200,406	203,725
Construction	56,934	19,639
Total commercial real estate	438,132	400,760

Consumer real estate (a)
1-4 family residential mortgages	303,409	317,037
Home equity loans	11,819	11,181
Home equity lines of credit	77,499	75,698
Total consumer real estate	392,727	403,916

Commercial and industrial
Commercial and industrial	67,146	65,615
Tax-free loans	23,295	23,009
Agriculture loans	22,151	20,717
Total commercial and industrial	112,592	109,341

Consumer	5,141	5,132

Gross loans prior to deferred fees	948,592	919,149

Deferred loan costs, net	1,979	1,755
Allowance for credit losses	(12,979)	(12,931)
Total net loans	937,592	907,973

(a) Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $304,290,000 and $289,263,000 as of March 31, 2022 and December 31, 2021, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
March 31, 2022	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	177,935	187,837	50,429	57,449	23,295	21,698	518,643
Special Mention	521	4,537	6,505	6,380	—	71	18,014
Substandard	2,336	8,032	—	3,317	—	382	14,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	180,792	200,406	56,934	67,146	23,295	22,151	550,724

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2021	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	172,540	192,943	13,544	57,214	23,009	19,980	479,230
Special Mention	2,443	2,542	6,095	4,657	—	90	15,827
Substandard	2,413	8,240	—	3,744	—	647	15,044
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	177,396	203,725	19,639	65,615	23,009	20,717	510,101

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2022 and December 31, 2021

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
March 31, 2022	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	303,372	11,447	77,460	5,132	397,411
Non-performing	37	372	38	9	456

Total	303,409	11,819	77,498	5,141	397,867

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
December 31, 2021	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	316,722	11,181	75,659	5,132	408,694
Non-performing	315	—	39	—	354

Total	317,037	11,181	75,698	5,132	409,048

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2022 and December 31, 2021:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable >
	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	90 Days and
March 31, 2022	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	171	171	180,621	180,792	—
Agriculture mortgages	—	—	2,744	2,744	197,662	200,406	—
Construction	—	—	—	—	56,934	56,934	—
Consumer real estate
1-4 family residential mortgages	1,050	283	37	1,370	302,039	303,409	—
Home equity loans	18	—	372	390	11,429	11,819	—
Home equity lines of credit	8	17	38	63	77,436	77,499	38
Commercial and industrial
Commercial and industrial	3	32	249	284	66,862	67,146	39
Tax-free loans	—	—	—	—	23,295	23,295	—
Agriculture loans	—	—	19	19	22,132	22,151	—
Consumer	—	1	9	10	5,131	5,141	9
Total	1,079	333	3,639	5,051	943,541	948,592	86

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable >
	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	90 Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	22	—	184	206	177,190	177,396	—
Agriculture mortgages	232	—	1,838	2,070	201,655	203,725	—
Construction	—	—	—	—	19,639	19,639	—
Consumer real estate
1-4 family residential mortgages	1,464	68	315	1,847	315,190	317,037	276
Home equity loans	19	—	—	19	11,162	11,181	—
Home equity lines of credit	—	—	39	39	75,659	75,698	39
Commercial and industrial
Commercial and industrial	43	—	395	438	65,177	65,615	10
Tax-free loans	—	—	—	—	23,009	23,009	—
Agriculture loans	—	9	110	119	20,598	20,717	—
Consumer	22	—	—	22	5,110	5,132	—
Total	1,802	77	2,881	4,760	914,389	919,149	325

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2022 and December 31, 2021:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2022	2021
	$	$

Commercial real estate
Commercial mortgages	171	184
Agriculture mortgages	2,744	1,838
Construction	—	—
Consumer real estate
1-4 family residential mortgages	37	39
Home equity loans	372	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	210	385
Tax-free loans	—	—
Agriculture loans	19	110
Consumer	—	—
Total	3,553	2,556

As of March 31, 2022 and December 31, 2021, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2022 and March 31, 2021, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
	$	$

Average recorded balance of impaired loans	2,878	5,739
Interest income recognized on impaired loans	8	66

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

No loan modifications were made during the first three months of 2021 or 2022 that would be considered a troubled debt restructuring (TDR). A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loan was $483,000 as of March 31, 2022. This TDR is not non-accrual.

The following tables summarize information regarding impaired loans by loan portfolio class as of March 31, 2022 and December 31, 2021:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid
	Recorded	Principal	Related
March 31, 2022	Investment	Balance	Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	579	619	—
Agriculture mortgages	2,690	2,720	—
Construction	—	—	—
Total commercial real estate	3,269	3,339	—

Commercial and industrial
Commercial and industrial	—	—	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	—	—	—

Total with no related allowance	3,269	3,339	—

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—
Agriculture mortgages	537	550	23
Construction	—	—	—
Total commercial real estate	537	550	23

Commercial and industrial
Commercial and industrial	210	210	209
Tax-free loans	—	—	—
Agriculture loans	19	20	19
Total commercial and industrial	229	230	228

Total with a related allowance	766	780	251

Total by loan class:
Commercial real estate
Commercial mortgages	579	619	—
Agriculture mortgages	3,227	3,270	23
Construction	—	—	—
Total commercial real estate	3,806	3,889	23

Commercial and industrial
Commercial and industrial	210	210	209
Tax-free loans	—	—	—
Agriculture loans	19	20	19
Total commercial and industrial	229	230	228

Total	4,035	4,119	251

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid
	Recorded	Principal	Related
December 31, 2021	Investment	Balance	Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	223	263	—
Agriculture mortgages	2,055	2,066	—
Construction	—	—	—
Total commercial real estate	2,278	2,329	—

Commercial and industrial
Commercial and industrial	385	438	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	385	438	—

Total with no related allowance	2,663	2,767	—

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—
Agriculture mortgages	551	559	37
Construction	—	—	—
Total commercial real estate	551	559	37

Commercial and industrial
Commercial and industrial	—	—	—
Tax-free loans	—	—	—
Agriculture loans	110	111	110
Total commercial and industrial	110	111	110

Total with a related allowance	661	670	147

Total by loan class:
Commercial real estate
Commercial mortgages	223	263	—
Agriculture mortgages	2,606	2,625	37
Construction	—	—	—
Total commercial real estate	2,829	2,888	37

Commercial and industrial
Commercial and industrial	385	438	—
Tax-free loans	—	—	—
Agriculture loans	110	111	110
Total commercial and industrial	495	549	110

Total	3,324	3,437	147

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2021	6,263	3,834	2,112	87	635	12,931

Charge-offs	(65)	—	—	(1)	—	(66)
Recoveries	—	3	10	1	—	14
Provision	(90)	41	193	(16)	(28)	100

Balance - March 31, 2022	6,108	3,878	2,315	71	607	12,979

During the three months ended March 31, 2022, management charged off $66,000 in loans while recovering $14,000 and added $100,000 to the provision. The unallocated portion of the allowance decreased from 4.9% of total reserves as of December 31, 2021, to 4.7% as of March 31, 2022. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the three months ended March 31, 2022, net provision expense was recorded for the consumer real estate and commercial and industrial sectors while the commercial real estate and consumer sectors recorded a credit in provision. All of these amounts were minimal as total provision expense for the first quarter of 2022 was only $100,000 due to improved economic conditions as well as lower levels of classified loans.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2022 and December 31, 2021:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
As of March 31, 2022:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	23	—	228	—	—	251
Ending balance: collectively evaluated for impairment	6,085	3,878	2,087	71	607	12,728

Loans receivable:
Ending balance	438,132	392,727	112,592	5,141		948,592
Ending balance: individually evaluated for impairment	3,806	—	229	—		4,035
Ending balance: collectively evaluated for impairment	434,326	392,727	112,363	5,141		944,557

	Commercial	Consumer	Commercial
As of December 31, 2021:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	37	—	110	—	—	147
Ending balance: collectively evaluated for impairment	6,226	3,834	2,002	87	635	12,784

Loans receivable:
Ending balance	400,760	403,916	109,341	5,132		919,149
Ending balance: individually evaluated for impairment	2,829	—	495	—		3,324
Ending balance: collectively evaluated for impairment	397,931	403,916	108,846	5,132		915,825

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	—	34,291	—	34,291
U.S. government agencies	—	25,891	—	25,891
U.S. agency mortgage-backed securities	—	54,077	—	54,077
U.S. agency collateralized mortgage obligations	—	34,448	—	34,448
Non-agency MBS/CMO	—	23,032	—	23,032
Asset-backed securities	—	90,793	—	90,793
Corporate bonds	—	78,785	—	78,785
Obligations of states & political subdivisions	—	248,176	—	248,176
Equity securities	8,994	—	—	8,994

Total securities	8,994	589,493	—	598,487

On March 31, 2022, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2022, the CRA fund investments had a $7,258,000 book and fair market value and the bank stock portfolio had a book value of $1,623,000, and fair market value of $1,736,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	—	14,813	—	14,813
U.S. government agencies	—	29,021	—	29,021
U.S. agency mortgage-backed securities	—	51,988	—	51,988
U.S. agency collateralized mortgage obligations	—	31,077	—	31,077
Asset-backed securities	—	101,219	—	101,219
Corporate bonds	—	82,509	—	82,509
Obligations of states & political subdivisions	—	247,466	—	247,466
Equity securities	8,982	—	—	8,982

Total securities	8,982	558,093	—	567,075

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,784	$3,784
Total	$—	$—	$3,784	$3,784

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,177	$3,177
Total	$—	$—	$3,177	$3,177

The Corporation had a total of $4,035,000 of impaired loans as of March 31, 2022, with $251,000 of specific allocation against these loans and $3,324,000 of impaired loans as of December 31, 2021, with $147,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,784	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% (-20%)
			Liquidation expenses (2)	-10% (-10%)

December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,177	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20%) (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2022
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	79,154	79,154	79,154	—	—
Regulatory stock	5,406	5,406	5,406	—	—
Loans held for sale	2,223	2,223	2,223	—	—
Loans, net of allowance	937,592	933,932	—	—	933,932
Mortgage servicing assets	1,958	2,737	—	—	2,737
Accrued interest receivable	5,694	5,694	5,694	—	—
Bank owned life insurance	35,574	35,574	35,574	—	—

Financial Liabilities:
Demand deposits	675,519	675,519	675,519	—	—
Interest-bearing demand deposits	66,083	66,083	66,083	—	—
NOW accounts	134,018	134,018	134,018	—	—
Money market deposit accounts	164,893	164,893	164,893	—	—
Savings accounts	363,300	363,300	363,300	—	—
Time deposits	114,144	112,113	—	—	112,113
Total deposits	1,517,957	1,515,926	1,403,813	—	112,113

Long-term debt	44,206	44,042	—	—	44,042
Subordinated debt	19,700	18,675	—	—	18,675
Accrued interest payable	444	444	444	—	—

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2021
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	158,449	158,449	158,449	—	—
Regulatory stock	5,380	5,380	5,380	—	—
Loans held for sale	3,194	3,194	3,194	—	—
Loans, net of allowance	907,973	914,251	—	—	914,251
Mortgage servicing assets	1,768	2,129	—	—	2,129
Accrued interest receivable	5,152	5,152	5,152	—	—
Bank owned life insurance	35,414	35,414	35,414	—	—

Financial Liabilities:
Demand deposits	686,278	686,278	686,278	—	—
Interest-bearing demand deposits	63,015	63,015	63,015	—	—
NOW accounts	139,366	139,366	139,366	—	—
Money market deposit accounts	168,327	168,327	168,327	—	—
Savings accounts	341,291	341,291	341,291	—	—
Time deposits	113,936	113,919	—	—	113,919
Total deposits	1,512,213	1,512,196	1,398,277	—	113,919

Long-term debt	44,206	43,060	—	—	43,060
Subordinated debt	19,680	19,088	—	—	19,680
Accrued interest payable	255	255	255	—	—

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

6. Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2022, firm loan commitments were $100.5 million, unused lines of credit were $390.9 million, and open letters of credit were $12.1 million. The total of these commitments was $503.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive income (loss)	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)

Balance at December 31, 2020	7,958
Other comprehensive loss before reclassifications	(4,965)
Amount reclassified from accumulated other comprehensive income (loss)	(69)
Period change	(5,034)

Balance at March 31, 2021	2,924

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2022	2021	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains, reclassified into earnings	139	87	Gains on the sale of debt securities, net
Related income tax expense	(29)	(18)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	110	69

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments ‒ Credit Losses,which, in addition to addressing other matters, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In March 2020, the FASB issued ASU 2020-03,Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. This Update is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2021 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The three months ended March 31, 2022 were positively impacted by a number of items resulting in solid financial results, but in comparison to the prior year, the results were not as strong due to a number of non-recurring income items in the first quarter of 2021. The prior year was positively impacted by high amounts of PPP fees on forgiven loans as well as record mortgage gains due to increased refinance activity stemming from the low interest rate environment. The first quarter of 2022 experienced a sharp increase in market interest rates, a slower balance sheet growth rate, and less income earned from PPP fees and mortgage gains.

The Corporation recorded net income of $3,191,000 for the three-month period ended March 31, 2022, a $1,313,000, or 29.2% decrease from the $4,504,000 earned during the three months ended March 31, 2021. The earnings per share, basic and diluted, were $0.57 for the first quarter of 2022, compared to $0.81 for the same period in 2021, a 29.6% decrease. The decrease in the Corporation’s 2022 earnings was caused primarily by declines in other income and increases in operating expenses, partially offset by increases in net interest income and a lower provision for loan losses.

The Corporation’s net interest income (NII) increased by $1,042,000, or 10.8%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase in NII primarily resulted from an increase in the balance of interest-earning assets which caused interest and fees on loans to increase by $430,000, or 5.1%, and interest on securities available for sale to increase by $427,000, or 21.0%. In addition, interest expense on deposits and borrowings decreased by $168,000, or 19.7%, for the three months ended March 31, 2022, compared to the same period in the prior year. The low interest rate environment has caused a rapid decline in asset yield, but also has resulted in a decline in the cost of funds. This decline in the cost of funds has resulted in these lower levels of interest expense.

The Corporation recorded a $100,000 provision for loan losses in the first quarter of 2022, compared to $375,000 for the first quarter of 2021. The lower provision in 2022 was primarily caused by lower non-performing and classified loans as well as slight decreases to several qualitative factors as a result of improved economic conditions.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2022, compared to the same period in the prior year, due to lower earnings in 2022.

Key Ratios	Three Months Ended
	March 31,
	2022	2021

Return on Average Assets	0.76%	1.24%
Return on Average Equity	9.82%	14.03%

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

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2022, NII generated 74.5% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 64.5% in the first three months of 2021. This increase is a result of higher levels of NII in the first three months of 2022 as well as lower non-interest income compared to 2021. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $304,000 for the three months ended March 31, 2022, compared to $268,000 for the same period in 2021.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2022	2021
	$	$
Total interest income	11,404	10,530
Total interest expense	683	851

Net interest income	10,721	9,679
Tax equivalent adjustment	304	268

Net interest income (fully taxable equivalent)	11,025	9,947

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2021, longer-term U.S. Treasury rates increased adding some slope to the yield curve, but asset yields were still constrained. In the first quarter of 2022, interest rates increased more dramatically in anticipation of a Federal Reserve rate movement which happened in mid-March. The two through five year Treasury rates increased the most, with the longer rates increasing less. Management believes that although higher market rates higher market rates should help the net interest margin (NIM) moving forward, the first quarter still saw a decline due to the low asset yields for the majority of the quarter.

As a result of a larger balance sheet in the first quarter of 2022, even with low asset yields, the Corporation’s NII on a tax equivalent basis increased while the Corporation’s margin decreased to 2.73% for the quarter ended March 31, 2022, compared to 2.86% in the first quarter of 2021. The Corporation’s NII for the three months ended March 31, 2022, increased over the same period in 2021 by $1,078,000, or 10.8%. Management’s asset liability sensitivity shows a small benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet, however there was some decline in this asset

ENB FINANCIAL CORP

Management’s Discussion and Analysis

sensitivity throughout 2021 and through the first quarter of 2022. In a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2021, security reinvestment had generally been occurring at lower yields. With higher Treasury rates in 2022, security yields have increased and have helped to increase NII during the first quarter of 2022.

The Corporation’s overall cost of funds, including non-interest bearing funds, remained stable through the first three months of 2022 at 17 basis points. Core deposit interest rates are at historic lows and time deposit rates are not much higher than core deposit rates resulting in maturing time deposits repricing at lower levels or moving into core deposit products. The average balance of borrowings was slightly lower in the first three months of 2022 than 2021, and interest rates were also lower, resulting in the total cost of borrowings decreasing by $106,000.

The following table provides an analysis of year-to-date changes in NII by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,			Three Months Ended March 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	14	1	15	48	(86)	(38)

Securities available for sale:
Taxable	268	92	360	399	(552)	(153)
Tax-exempt	161	(61)	100	606	(117)	489
Total securities	429	31	460	1,005	(669)	336

Loans	892	(450)	442	837	(912)	(75)
Regulatory stock	(7)	—	(7)	(24)	(54)	(78)

Total interest income	1,328	(418)	910	1,866	(1,721)	145

INTEREST EXPENSE

Deposits:
Demand deposits	6	5	11	55	(322)	(267)
Savings deposits	4	—	4	6	(15)	(9)
Time deposits	(11)	(66)	(77)	(47)	(172)	(219)
Total deposits	(1)	(61)	(62)	14	(509)	(495)

Borrowings:
Total borrowings	(72)	(34)	(106)	(41)	116	75

Total interest expense	(73)	(95)	(168)	(27)	(393)	(420)

NET INTEREST INCOME	1,401	(323)	1,078	1,893	(1,328)	565

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables show a more detailed analysis of NII on an FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2022			2021
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	94,688	37	0.16	57,975	22	0.15

Securities available for sale:
Taxable	391,931	1,464	1.49	318,921	1,104	1.38
Tax-exempt	197,160	1,289	2.62	172,768	1,189	2.75
Total securities (d)	589,091	2,753	1.87	491,689	2,293	1.87

Loans (a)	931,158	8,858	3.82	838,954	8,416	4.03

Regulatory stock	5,410	60	4.42	6,033	67	4.45

Total interest earning assets	1,620,347	11,708	2.90	1,394,651	10,798	3.11

Non-interest earning assets (d)	80,048			79,897

Total assets	1,700,395			1,474,548

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	371,516	49	0.05	324,277	38	0.05
Savings deposits	354,773	18	0.02	286,793	14	0.02
Time deposits	113,904	185	0.66	119,309	262	0.89
Borrowed funds	63,877	431	2.74	74,411	537	2.93
Total interest bearing liabilities	904,070	683	0.31	804,790	851	0.43

Non-interest bearing liabilities:

Demand deposits	659,028			534,503
Other	5,478			5,028

Total liabilities	1,568,576			1,344,321

Stockholders' equity	131,819			130,227

Total liabilities & stockholders' equity	1,700,395			1,474,548

Net interest income (FTE)		11,025			9,947

Net interest spread (b)			2.59			2.68
Effect of non-interest
bearing deposits			0.14			0.18
Net yield on interest earning assets (c)			2.73			2.86

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,832,000 as of March 31, 2022, and $1,199,000 as of March 31, 2021.  Such fees and costs recognized through income and included in the interest amounts totaled $90,000 in 2022, and $338,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance on securities increased by $97.4 million, or 19.8%, for the three months ended March 31, 2022, compared to the same period in 2021. The tax equivalent yield on investments remained the same at 1.87% for both the three months ended March 31, 2022, and 2021, respectively. Interest income on securities increased due to the volume growth which was caused by an excess of liquidity in 2021 and 2022 as a result of the low-rate environment that caused a large influx of deposits.

Average balances on loans increased by $92.2 million, or 11.0%, for the three months ended March 31, 2022, compared to the same period in the prior year. Loan yields declined by 21 basis points for the quarter but loan interest income increased $442,000, or 5.3%, as a result of the increase in loan balances.

The average balance of interest-bearing deposit accounts increased by $109.8 million, or 15.0%, for the three months ended March 31, 2022, compared to the same period in the prior year. While the average balance of time deposits did decrease, the average balance on interest-bearing demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on deposits decreased for this time period as well. This resulted in a decrease in interest expense on deposits of $62,000, or 19.7%, for the three months ended March 31, 2022, compared to the same period in 2021.

The Corporation’s average balance on borrowed funds decreased by $10.5 million, or 14.2%, for the three months ended March 31, 2022, compared to the same period in 2021. The Corporation’s borrowed funds consist of FHLB advances and subordinated debt which is used to support capital growth for the Bank. The decrease in borrowed funds for the period is a result of paying off FHLB advances during 2021. The Corporation paid off $10.6 million of FHLB advances in 2021, resulting in the decrease in average balance. The rate paid on borrowed funds decreased by 19 basis points for the three months ended March 31, 2022, compared to the same period in the prior year attributed to the payoff of FHLB advances.

For the three months ended March 31, 2022, the net interest spread decreased by nine basis points to 2.59%, compared to 2.68% for the three months ended March 31, 2021. The effect of non-interest bearing funds decreased to 14 basis points from 18 basis points in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the first quarter of 2022 was 2.73%, compared to 2.86% for the first quarter of 2021.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $100,000 for the first quarter of 2022, compared to $375,000 for the three months ended March 31, 2021. The provision expense was lower in the first quarter of 2022 due to a lower balance of classified loans as well as a small decrease in some qualititative factors related to collateral value stabilization and improvements in the dairy industry. As of March 31, 2022, the allowance as a percentage of total loans was 1.37%, compared to 1.51% at March 31, 2021. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2022 was $3,676,000, a decrease of $1,642,000, or 30.9%, compared to the $5,318,000 earned during the first quarter of 2021. The following table details the categories that comprise other income.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	$	$	$	%

Trust and investment services	671	670	1	0.1
Service charges on deposit accounts	293	248	45	18.1
Other fees	295	366	(71)	(19.4)
Commissions	869	864	5	0.6
Net gains on debt and equity securities	131	335	(204)	(60.9)
Gains on sale of mortgages	735	1,930	(1,195)	(61.9)
Earnings on bank owned life insurance	190	216	(26)	(12.0)
Other miscellaneous income	492	689	(197)	(28.6)

Total other income	3,676	5,318	(1,642)	(30.9)

Service charges on deposit accounts increased by 18.1% primarily as a result of higher overdraft charges in the first quarter of 2022. Other fees decreased by 19.4%, driven by lower loan-related fees. Gains on debt and equity securities were lower in 2022 driven by higher interest rates which has resulted in fewer opportunities to sell investment securities at gains. Mortgage gains declined by $1,195,000, or 61.9%, in the first quarter of 2022 compared to the first quarter of 2021. This was primarly a result of the rapid increase in interest rates during 2022 that resulted in very low margins on mortgages sold. Earnings on bank-owned life insurance decreased by 12.0% as a result of a decrease in value of an old BOLI policy where expenses exceed the income on the policy. The miscellaneous income category was lower in 2022 by 28.6% as a result of non-recurring income items that impacted the first quarter of 2021.

Operating Expenses

Operating expenses for the first quarter of 2022 were $10,608,000, an increase of $1,421,000, or 15.5%, compared to the $9,187,000 for the first quarter of 2021. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2022, compared to the same period in 2021.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	6,512	5,699	813	14.3
Occupancy expenses	718	683	35	5.1
Equipment expenses	265	267	(2)	(0.7)
Advertising & marketing expenses	279	190	89	46.8
Computer software & data processing expenses	1,138	1,098	40	3.6
Shares tax	351	280	71	25.4
Professional services	630	439	191	43.5
Other operating expenses	715	531	184	34.7
Total Operating Expenses	10,608	9,187	1,421	15.5

Salaries and employee benefits are the largest category of operating expenses. For the first quarter of 2022, salaries and benefits increased $813,000, or 14.3%, compared to 2021. This was primarily due to merit and cost of living increases, higher costs to replace employees who retired or left the organization due to nationwide staffing challenges, and an accrual for the Corporation’s bank-wide incentive program. Occupancy and equipment expenses in total did not change significantly from the prior year. Advertising and marketing expenses increased by 46.8%, due to promoting new market areas as well as new products and services. Computer software and data processing expenses increased marginally, as a result of higher technology costs and increased volumes due to a larger customer base. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has grown substantially, commensurate with the growth in shareholders’ equity. Professional services expenses increased by 43.5% in the first

ENB FINANCIAL CORP

Management’s Discussion and Analysis

quarter of 2022 compared to the prior year driven by higher legal fees and other outside services. Other operating expenses increased by 34.7% quarter-over-quarter primarily as a result of higher FDIC and OCC assessment costs, higher fraud-related charges-offs, higher travel costs, and miscellaneous other operating costs that are increasing to a lesser degree.

Income Taxes

Federal income tax expense was $498,000 for the first quarter of 2022 compared to $931,000 for the same period in 2021. The effective tax rate for the Corporation was 13.5% for the three months ended March 31, 2022 and 17.1% for the three months ended March 31, 2021. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate and the effective tax rate for the first quarter of 2022 was lower than the prior year due to an increased level of tax-free assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2022, the Corporation had $589.5 million of securities available for sale, which accounted for 34.6% of assets, compared to 32.5% as of December 31, 2021, and 34.7% as of March 31, 2021. Based on ending balances, the securities portfolio increased 10.9% from March 31, 2021, and 5.6% from December 31, 2021.

The debt securities portfolio was showing a net unrealized loss of $25,692,000 as of March 31, 2022, compared to an unrealized gain of $4,356,000 as of December 31, 2021. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended March 31, 2022 and December 31, 2021.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2022
U.S. treasuries	35,683	(1,392)	34,291
U.S. government agencies	27,609	(1,718)	25,891
U.S. agency mortgage-backed securities	56,150	(2,073)	54,077
U.S. agency collateralized mortgage obligations	35,640	(1,192)	34,448
Non-agency MBS/CMO	23,307	(275)	23,032
Asset-backed securities	91,795	(1,002)	90,793
Corporate bonds	81,973	(3,188)	78,785
Obligations of states and political subdivisions	263,028	(14,852)	248,176
Total debt securities, available for sale	615,185	(25,692)	589,493
Equity securities	8,881	113	8,994
Total securities	624,066	(25,579)	598,487

December 31, 2021
U.S. Treasuries	14,821	(8)	14,813
U.S. government agencies	29,613	(592)	29,021
U.S. agency mortgage-backed securities	51,964	24	51,988
U.S. agency collateralized mortgage obligations	30,917	160	31,077
Asset-backed securities	100,998	221	101,219
Corporate bonds	82,617	(108)	82,509
Obligations of states and political subdivisions	242,807	4,659	247,466
Total debt securities	553,737	4,356	558,093
Equity securities	8,810	172	8,982
Total securities	562,547	4,528	567,075

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
•	Relative performance of the various instruments, including spread to U.S. Treasuries
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The investment policy of the Corporation establishes guidelines to promote diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk.

The Corporation purchased $19.5 million of U.S. Treasuries during the first quarter of 2022, and held $14.8 million at the end of 2021, resulting in a 131.5% increase in this sector. This sector represents a safe credit at a market-appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $3.1 million, or 10.8%, since December 31, 2021. Management has purchased Non-agency MBS and CMO securities since December 31, 2021, totaling $23.0 million, or 3.8% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment.

The Corporation’s U.S. agency MBS and CMO sectors have increased slightly since December 31, 2021, with MBS increasing $2.1 million, or 4.0%, and CMOs increasing $3.4 million, or 10.8%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The Corporation’s asset-backed securities declined by $10.4 million, or 10.3%, from December 31, 2021, to March 31, 2022. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Additionally, some asset-backed securities were sold at gains in the first quarter of 2022 to support the Corporation’s earnings and liquidity position.

As of March 31, 2022, the fair value of the Corporation’s corporate bonds decreased by $3.7 million, or 4.5%, from balances at December 31, 2021. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to market conditions that led to favorable yields on some instruments. Municipal bonds represented 41.5% of the securities portfolio as of March 31, 2022, compared to 43.6% as of December 31, 2021.

Loans

Net loans outstanding increased by 13.1%, to $937.6 million at March 31, 2022, from $829.2 million at March 31, 2021. Net loans increased by 3.3%, an annualized rate of 13.0%, from $908.0 million at December 31, 2021. The following table shows the composition of the loan portfolio as of March 31, 2022, December 31, 2021, and March 31, 2021.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2022		2021		2021
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	180,792	19.1	177,396	19.3	144,939	17.2
Agriculture mortgages	200,406	21.1	203,725	22.2	178,070	21.2
Construction	56,934	6.0	19,639	2.1	21,317	2.5
Total commercial real estate	438,132	46.2	400,760	43.6	344,326	40.9

Consumer real estate (a)
1-4 family residential mortgages	303,409	32.0	317,037	34.5	265,127	31.5
Home equity loans	11,819	1.2	11,181	1.2	10,614	1.3
Home equity lines of credit	77,499	8.2	75,698	8.2	70,898	8.4
Total consumer real estate	392,727	41.4	403,916	43.8	346,639	41.2

Commercial and industrial
Commercial and industrial	67,146	7.1	65,615	7.1	111,036	13.2
Tax-free loans	23,295	2.5	23,009	2.5	16,233	1.9
Agriculture loans	22,151	2.3	20,717	2.3	18,466	2.2
Total commercial and industrial	112,592	11.9	109,341	11.9	145,735	17.3

Consumer	5,141	0.5	5,132	0.6	4,827	0.6

Total loans	948,592	100.0	919,149	100.0	841,527	100.0
Less:
Deferred loan fees (costs), net	1,979		1,755		407
Allowance for credit losses	(12,979)		(12,931)		(12,690)
Total net loans	937,592		907,973		829,244

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $304,290,000 as of March 31, 2022, $289,263,000 as of December 31, 2021, and $253,527,000 as of March 31, 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

There was moderate growth in the loan portfolio since December 31, 2021, and March 31, 2021. Most major loan categories showed an increase in balances from both time periods with the exception of the consumer real estate which showed a decline due to a reclassification of balances to commercial construction during the first quarter of 2022, representing loans now properly coded as construction that were previously included in the consumer real estate segment. Additionally, commercial and industrial loans showed a decline due to the forgiveness of PPP loans since March 31, 2021.

The commercial real estate category represents the largest group of loans for the Corporation. Commercial real estate makes up 46.2% of total loans as of March 31, 2022, compared to 40.9% of total loans as of March 31, 2021. Within the commercial real estate segment, the increase has primarily been construction loans which was a direct result of reclassification from 1-4 family residential loans in the first quarter of 2022. The Corporation’s commercial construction loan balances increased by $35.6 million, or 167.1%, from March 31, 2021 to March 31, 2022. Commercial construction loans were 6.0% of the total loan portfolio as of March 31, 2022, and 2.5% as of March 31, 2021.

Commercial mortgages increased $35.9 million, or 24.7%, from balances at March 31, 2021. Commercial mortgages as a percentage of the total loan portfolio increased to 19.1% as of March 31, 2022, compared to 17.2% at March 31, 2021. Agricultural mortgages increased by $22.3 million, or 12.5%, from $178.1 million as of March 31, 2021, to $200.4 million as of March 31, 2022. Agricultural mortgages were 21.1% of the portfolio as of March 31, 2022, compared to 21.2% as of March 31, 2021.

The consumer residential real estate category of total loans increased from $346.6 million on March 31, 2021, to $392.7 million on March 31, 2022, a 13.3% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of March 31, 2021, this percentage was 41.2%, and as of March 31, 2022, it increased to 41.4%. Although economic conditions for consumers had deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continued to remain relatively strong as consumers refinanced existing debt to lower rates.

The first lien 1-4 family mortgages increased by $38.3 million, or 14.4%, from March 31, 2021, to March 31, 2022. These first lien 1-4 family loans made up 76.5% of the residential real estate total as of March 31, 2021, and 77.3% as of March 31, 2022. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the first quarter of 2022, mortgage production decreased 16% from the previous quarter and was down 3% from the first quarter of 2021.  Purchase money origination constituted 76% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 65% of that mix.  With a higher volume of new construction business in combination with a rising interest rate environment, the percentage of mortgage originations being added into the Corporation’s held-for-investment mortgage portfolio increased quarter-over-quarter.  In the first quarter of 2022, 75% of all mortgage originations were held in the mortgage portfolio, 47% of which were adjustable rate mortgages.  As of March 31, 2022, ARM balances were $142.6 million, representing 47.0% of the 1-4 family residential loan portfolio of the Corporation.  With a decline in dollar volume of loans being delivered into the secondary market and an unprecedented increase in mortgage rates, the gains on the sale of mortgages declined quarter-over-quarter.

As of March 31, 2022, the remainder of the residential real estate loans consisted of $11.8 million of fixed rate junior lien home equity loans, and $77.5 million of variable rate home equity lines of credit (HELOCs). This compares to $10.6 million of fixed rate junior lien home equity loans, and $70.9 million of HELOCs as of March 31, 2021. Therefore, combined, these two types of home equity loans increased from $81.5 million to $89.3 million, an increase of 9.6%.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 11.9% of total loans as of March 31, 2022, a decline from the 17.3% at March 31, 2021. The balance of total commercial and industrial loans decreased from $145.7 million at March 31, 2021, to $112.6 million at March 31, 2022, a 29.4% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at March 31, 2022 and March 31, 2021, also includes the PPP

ENB FINANCIAL CORP

Management’s Discussion and Analysis

loans, which have declined rapidly as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. The total balance of PPP loans declined by $53.4 million, or 91.8% from March 31, 2021, to March 31, 2022.

The consumer loan portfolio increased slightly from $4.8 million at March 31, 2021, to $5.1 million at March 31, 2022, a 6.3% increase. The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Non-performing troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2022	2021	2021
	$	$	$

Nonaccrual loans	3,553	2,556	681
Loans past due 90 days or more and still accruing	86	325	152
Troubled debt restructurings, non-performing	—	—	—
Total non-performing loans	3,639	2,881	833

Other real estate owned	—	—	—

Total non-performing assets	3,639	2,881	833

Non-performing assets to net loans	0.39%	0.31%	0.10%

The total balance of non-performing assets increased by $2.8 million, or 336.9% from balances at March 31, 2021, and increased by $0.8 million, or 26.3%, from balances at December 31, 2021. There were no non-performing TDR loans in any of the periods presented. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. Non-accrual loans increased by $2.9 million, or 421.6%, since March 31, 2021, and increased $1.0 million, or 39.0% since December 31, 2021. The increase that occurred between December 31, 2021 and March 31, 2022 was primarily due to one agricultural relationship that was added to non-accrual in the first quarter of 2022 in the amount of $963,000. Loans past due 90 days or more and still accruing were down $66,000 from the prior year period, and down by $239,000, or 73.5% since December 31, 2021.

There was no other real estate owned (OREO) as of March 31, 2022, December 31, 2021, or March 31, 2021.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs as a percentage of average loans outstanding for each segment of the Corporation’s loan portfolio as of March 31, 2022 and 2021.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	March 31,	March 31,
	2022	2021
	$	$

Loans charged-off:
Commercial real estate	65	—
Consumer real estate	—	—
Commercial and industrial	—	—
Consumer	1	14
Total loans charged-off	66	14

Recoveries of loans previously charged-off
Commercial real estate	—	—
Consumer real estate	3	—
Commercial and industrial	10	1
Consumer	1	1
Total recoveries	14	2

Net charge-offs (recoveries)
Commercial real estate	65	—
Consumer real estate	(3)	—
Commercial and industrial	(10)	(1)
Consumer	—	13
Total net charge-offs (recoveries)	52	12

Average loans outstanding
Commercial real estate	401,076	342,913
Consumer real estate	359,981	308,943
Commercial and industrial	164,553	181,591
Consumer	5,548	5,507
Total average loans outstanding	931,158	838,954

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	0.02%	0.00%
Consumer real estate	0.00%	0.00%
Commercial and industrial	(0.01)%	0.00%
Consumer	0.00%	0.24%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.01%	0.00%

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of March 31, 2022, net charge-offs were $52,000,

ENB FINANCIAL CORP

Management’s Discussion and Analysis

representing a net charge off position of 0.01% of average loans outstanding as reflected above. As of March 31, 2021, net charge-offs were very low at $12,000, resulting in a net charge-off as a percentage of average loans of 0.00% for the quarter.

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

The Corporation’s level of classified loans was $17.0 million on March 31, 2022, compared to $21.9 million on March 31, 2021. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $251,000 of specifically allocated allowance against the classified loans as of March 31, 2022, $147,000 of specific allocation as of December 31, 2021, and $1.1 million of specific allocation as of March 31, 2021. The higher specific allocation at March 31, 2021, was related to a commercial customer with ongoing business concerns. This loan paid off during the third quarter of 2021, resulting in a decline in the provision for loan losses.

The allowance as a percentage of total loans was 1.37% as of March 31, 2022, and 1.51% as of March 31, 2021. It is typical for the allowance for credit losses to contain a small amount of excess reserves. Over the long term, management targets an excess reserve at approximately 5%-10% knowing that the reserve can fluctuate. The excess reserve stood at 4.7% as of March 31, 2022.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.4 million, or 1.4%, to $24.4 million as of March 31, 2022, from $24.7 million as of March 31, 2021. As of March 31, 2022, $137,000 was classified as construction in process compared to $89,000 as of March 31, 2021. Fixed assets declined as a result of depreciation outpacing new purchases year over year.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5.4 million of regulatory stock holdings as of March 31, 2022, consisted of $4.7 million of FHLB of Pittsburgh stock, $631,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $4.7 million on March 31, 2022, $4.7 million on December 31, 2021, and $5.6 million on March 31, 2021, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Deposits

The Corporation’s total ending deposits at March 31, 2022, increased by $5.7 million, or 0.4%, and by $192.6 million, or 14.5%, from December 31, 2021, and March 31, 2021, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2021, with the changes being a $95.5 million, or 16.5% increase in non-interest bearing demand deposit accounts, a $19.6 million, or 42.1% increase in interest bearing demand balances, a $8.9 million, or 7.1% increase in NOW balances, a $13.6

ENB FINANCIAL CORP

Management’s Discussion and Analysis

million, or 9.0% increase in money market account balances, a $60.0 million, or 19.8% increase in savings account balances, and a $5.0 million, or 4.2% decrease in time deposit balances.

The growth across most categories of core deposit accounts is a direct result of the PPP funding, government stimulus payments, and the change in customer’s spending habits during the uncertain economic conditions brought on by COVID-19. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2022, December 31, 2021, and March 31, 2021.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2022	2021	2021
	$	$	$

Non-interest bearing demand	675,519	686,278	580,003
Interest bearing demand	66,083	63,015	46,509
NOW accounts	134,018	139,366	125,101
Money market deposit accounts	164,893	168,327	151,297
Savings accounts	363,300	341,291	303,324
Time deposits	114,144	113,936	119,153
Total deposits	1,517,957	1,512,213	1,325,387

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2022, time deposit balances had decreased $5.0 million, or 4.2%, from March 31, 2021, and increased $0.2 million, or 0.2% from December 31, 2021. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Borrowings

Total borrowings were $63.9 million, $63.9 million, and $72.4 million as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively. There were no short-term funds outstanding at the end of any time period. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Total long-term borrowings, borrowings initiated for terms longer than one year, were $44.2 million as of March 31, 2022, $44.2 million as of December 31, 2021, and $52.8 million as of March 31, 2021. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The decrease in FHLB borrowings since March 31, 2021, can be attributed to management taking advantage of declining rates by prepaying FHLB advances and incurring penalties in order to save on interest expense in future years.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $528.7 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of March 31, 2022, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2022	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.2%	N/A	N/A
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	13.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	13.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.0%	N/A	N/A
Bank	8.9%	4.0%	5.0%

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of March 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	16.8%	N/A	N/A
Bank	16.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.4%	N/A	N/A
Bank	14.9%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.4%	N/A	N/A
Bank	14.9%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.6%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of March 31, 2022 the Bank’s Tier 1 Leverage Ratio stood at 8.9% while the Corporation’s Tier 1 Leverage Ratio was 8.0%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2022
$
Commitments to extend credit:
Revolving home equity	163,135
Construction loans	49,847
Real estate loans	88,950
Business loans	182,622
Consumer loans	1,452
Other	5,384
Standby letters of credit	12,125

Total	503,515

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of March 31, 2022, all maturity gap ratios were higher than corporate policy guidelines, due to a larger amount of loans, securities, and cash balances now maturing in less than five years. The six-month gap ratio was 193.3%, compared to an upper policy guideline of 155%; the one-year gap ratio was 175.6%, compared to an upper policy guideline of 140%; the three-year gap ratio was 167.5%, compared to an upper guideline of 125%; and the five-year gap ratio was 167.8%, compared to an upper policy guideline of 115%. In a rising interest rate cycle higher gap ratios would be more beneficial to the Corporation. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a higher rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet positively impacts future performance in the current rates-up interest rate scenario as there are more assets repricing to higher rates than liabilities. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in the current rising rate environment.

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

Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Management has been actively working to increase the Corporation’s loan-to-deposit ratio. As

ENB FINANCIAL CORP

the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. In the past two years, the Corporation’s deposits have experienced very strong growth attributable to the very low interest rates and a desire by consumers to safeguard more cash during uncertain times. This has caused the loan-to-deposit ratio to decline during 2021 and 2022 even with steady loan growth. As of March 31, 2022, the loan-to-deposit ratio was 62.6%, compared to 60.9%, at December 31, 2021, and 63.5% at March 31, 2021.

The risk of liabilities repricing at higher interest rates is low in the present environment as the Corporation does not foresee the need to raise deposit interest rates to the same degree as the overnight Federal Funds rate. The Corporation’s average cost of funds was 13 basis points as of March 31, 2022, which is low from an historic perspective. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to deposit customers. With low deposit rates throughout 2021 and into 2022, deposit growth has been strong with customers choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations.

Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will decline from current levels as 2022 progresses.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2022, the Corporation was within guidelines for all of the above measurements except for securities portfolio liquidity as a percentage of total assets and as a percentage of the portfolio. These ratios were 1.9% and 5.3%, respectively, compared to a policy range of 4% - 8% and 10% - 20%. This was primarily due to a much higher balance sheet at March 31, 2022. Investment liquidity is moderate in the current rate environment but has decreased as a percentage of the portfolio because of the rapid growth in investment balances.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2022. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk.

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

The first quarter 2022 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2022, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. The up-300 rate scenario shows a positive impact to net interest income. The

ENB FINANCIAL CORP

increase in net interest income in the up-300 rate scenario is largely due to the variable rate securities and loans held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates so deposit rates move at a fraction of the full overnight rate movement. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate.

For the rates-up 100 basis point scenario, net interest income decreases by 0.4% compared to the rates unchanged scenario. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income decreases by 0.6% and increases by 0.7%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is slightly less than it was in previous quarters due partially to the assumption that deposit rates will need to be moved up proportionately as the Fed moves the overnight rate up. Additionally, the Corporation has a fairly long investment portfolio and a longer loan portfolio than in previous time periods due to the increase in residential mortgages as well as longer commercial loans. However, net interest income should increase as rates rise due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The more aggressive rates-up 300 basis point scenario also benefits from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. The change in net interest income in the up-rate scenarios has declined since prior quarters due to the lengthening of the Corporation’s assets and the lower yields on these assets. The model still shows a benefit in the up 300 rate environment, although less of a benefit than prior timeframes.

As of March 31, 2022, in the down scenarios of -25, -50, and -75 basis points, net interest income decreases by 0.7%, 1.4%, and 2.1%, respectively, compared to policy guidelines of -1.25%, -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2022.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2022, the Corporation was within guidelines for all rate scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the elevated amount of core deposits on the Corporation’s balance sheet as of March 31, 2022. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

ENB FINANCIAL CORP

The results as of March 31, 2022, indicate that the Corporation’s net portfolio value would experience valuation gains of 3.9%, 3.7%, and 4.9% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -3.0%, -6.6%, and -10.6%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was within guidelines for all down-rate scenarios. The Federal Reserve has signaled that their preferred course of action is to have several additional rate hikes in 2022. The behavior of the Corporation’s deposits will continue to have an impact on the Corporation’s net portfolio value. With the large balances in the Corporation’s core deposits, management is very well situated in an increasing rate environment to maintain a low cost of funds, as core deposits become more valuable.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2022, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2022

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2021 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2022.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2022	—	—	—	167,100
February 2022	—	—	—	167,100
March 2022	—	—	—	167,100

Total	—

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By March 31, 2022, a total of 32,900 shares were repurchased at a total cost of $669,000 for an average cost per share of $20.33.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2020 Nonqualified Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8, filed with the SEC on October 1, 2020.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 12, 2022	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 12, 2022	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer