Form 10-Q
period 2022-06-30
ENB Financial Corp
filed 2022-08-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2022, the registrant had 5,610,570 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2022

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2022	2021	2021
	$	$	$
ASSETS
Cash and due from banks	22,571	19,930	19,033
Interest-bearing deposits in other banks	32,041	138,519	36,358
Total cash and cash equivalents	54,612	158,449	55,391
Securities available for sale (at fair value)	579,018	558,093	583,623
Equity securities (at fair value)	8,895	8,982	8,505
Loans held for sale	4,763	3,194	1,323
Loans (net of unearned income)	1,041,440	920,904	869,755
Less: Allowance for loan losses	13,606	12,931	12,703
Net loans	1,027,834	907,973	857,052
Premises and equipment	24,340	24,476	24,729
Regulatory stock	6,145	5,380	5,867
Bank owned life insurance	35,780	35,414	30,006
Other assets	28,958	15,269	12,288
Total assets	1,770,345	1,717,230	1,578,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	678,472	686,278	582,747
Interest-bearing	899,808	825,935	786,137
Total deposits	1,578,280	1,512,213	1,368,884
Short-term borrowings	20,000	—	—
Long-term debt	44,206	44,206	50,204
Subordinated debt	19,720	19,680	19,640
Other liabilities	6,738	3,843	4,115
Total liabilities	1,668,944	1,579,942	1,442,843
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,610,571 as of 6/30/22, 5,583,956 as of 12/31/21, and 5,569,978 as of 6/30/21	574	574	574
Capital surplus	4,502	4,520	4,480
Retained earnings	135,705	131,856	126,891
Accumulated other comprehensive (loss) income	(36,816)	3,441	7,362
Less: Treasury stock cost on 128,544 shares as of 6/30/22, 155,158 as of 12/31/21, and 169,137 as of 6/30/21	(2,564)	(3,103)	(3,366)
Total stockholders' equity	101,401	137,288	135,941
Total liabilities and stockholders' equity	1,770,345	1,717,230	1,578,784

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	9,520	8,170	18,335	16,555
Interest on securities available for sale
Taxable	2,007	1,231	3,436	2,311
Tax-exempt	1,079	1,010	2,108	1,962
Interest on deposits at other banks	47	20	84	42
Dividend income	106	106	200	197

Total interest and dividend income	12,759	10,537	24,163	21,067

Interest expense:
Interest on deposits	308	285	560	599
Interest on borrowings	477	521	908	1,058

Total interest expense	785	806	1,468	1,657

Net interest income	11,974	9,731	22,695	19,410

Provision for loan losses	650	-	750	375

Net interest income after provision for loan losses	11,324	9,731	21,945	19,035

Other income:
Trust and investment services income	628	537	1,299	1,207
Service fees	684	684	1,272	1,298
Commissions	952	952	1,821	1,816
Gains on the sale of debt securities, net	-	274	139	362
(Losses) gains on equity securities, net	(130)	(24)	(138)	223
Gains on sale of mortgages	328	1,245	1,063	3,175
Earnings on bank-owned life insurance	235	202	425	418
Other income	322	207	814	896

Total other income	3,019	4,077	6,695	9,395

Operating expenses:
Salaries and employee benefits	6,707	5,959	13,219	11,658
Occupancy	694	635	1,412	1,318
Equipment	336	285	601	552
Advertising & marketing	295	245	574	435
Computer software & data processing	1,386	1,102	2,524	2,200
Shares tax	351	275	702	555
Professional services	633	598	1,263	1,036
Other expense	1,075	597	1,790	1,129

Total operating expenses	11,477	9,696	22,085	18,883

Income before income taxes	2,866	4,112	6,555	9,547

Provision for federal income taxes	308	561	806	1,492

Net income	2,558	3,551	5,749	8,055

Earnings per share of common stock	0.46	0.64	1.03	1.45

Cash dividends paid per share	0.17	0.17	0.34	0.33

Weighted average shares outstanding	5,595,728	5,564,712	5,590,196	5,563,420

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	$	$	$	$

Net income	2,558	3,551	5,749	8,055

Other comprehensive (loss) income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized (losses) gains arising during the period	(20,909)	5,892	(50,819)	(391)
Income tax effect	4,391	(1,238)	10,672	81
	(16,518)	4,654	(40,147)	(310)

Gains recognized in earnings	-	(274)	(139)	(362)
Income tax effect	-	58	29	76
	-	(216)	(110)	(286)

Other comprehensive (loss) income, net of tax	(16,518)	4,438	(40,257)	(596)

Comprehensive (Loss) Income	(13,960)	7,989	(34,508)	7,459

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216
Net income	—	—	4,504	—	—	4,504
Other comprehensive loss net of tax	—	—	—	(5,034)	—	(5,034)
Treasury stock purchased - 7,600 shares	—	—	—	—	(149)	(149)
Treasury stock issued - 7,936 shares	—	16	—	—	157	173
Cash dividends paid, $0.16 per share	—	—	(889)	—	—	(889)
Balances, March 31, 2021	574	4,460	124,285	2,924	(3,422)	128,821
Net income	—	—	3,551	—	—	3,551
Other comprehensive income net of tax	—	—	—	4,438	—	4,438
Treasury stock purchased - 7,200 shares	—	—	—	—	(155)	(155)
Treasury stock issued - 10,611 shares	—	20	—	—	211	231
Cash dividends paid, $0.17 per share	—	—	(945)	—	—	(945)
Balances, June 30, 2021	574	4,480	126,891	7,362	(3,366)	135,941

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	—	—	3,191	—	—	3,191
Other comprehensive loss net of tax	—	—	—	(23,739)	—	(23,739)
Treasury stock issued - 11,196 shares	—	24	—	—	224	248
Cash dividends paid, $0.17 per share	—	—	(949)	—	—	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039
Net income	—	—	2,558	—	—	2,558
Other comprehensive loss net of tax	—	—	—	(16,518)	—	(16,518)
Treasury stock purchased - 3,000shares	—	—	—	—	(53)	(53)
Treasury stock issued - 18,418 shares	—	(42)	—	—	368	326
Cash dividends paid, $0.17 per share	—	—	(951)	—	—	(951)
Balances, June 30, 2022	574	4,502	135,705	(36,816)	(2,564)	101,401

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
	$	$
Cash flows from operating activities:
Net income	5,749	8,055
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,539	2,095
Amortization of operating leases right-of-use assets	132	92
Increase in interest receivable	(1,066)	(1,058)
Increase (decrease) in interest payable	61	(43)
Provision for loan losses	750	375
Gains on the sale of debt securities, net	(139)	(362)
Losses (gains) on equity securities, net	138	(223)
Gains on sale of mortgages	(1,063)	(3,175)
Loans originated for sale	(23,563)	(50,168)
Proceeds from sales of loans	23,057	55,049
Earnings on bank-owned life insurance	(425)	(418)
Depreciation of premises and equipment and amortization of software	791	765
Deferred income tax	(117)	(2)
Amortization of deferred fees on subordinated debt	40	39
Other assets and other liabilities, net	934	(2,519)
Net cash provided by operating activities	7,818	8,502

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	24,816	39,554
Proceeds from sales	8,576	59,303
Purchases	(107,711)	(208,913)
Equity securities
Proceeds from sales	150	428
Purchases	(201)	(1,605)
Purchase of regulatory bank stock	(974)	(512)
Redemptions of regulatory bank stock	209	752
Net increase in loans	(120,573)	(46,010)
Purchases of premises and equipment, net	(512)	(639)
Purchase of computer software	(123)	(161)
Net cash used for investing activities	(196,343)	(157,803)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	66,369	118,093
Net decrease in time deposits	(302)	(2,020)
Proceeds from short-term borrowings	20,000	—
Repayments of long-term debt	—	(4,586)
Dividends paid	(1,900)	(1,834)
Proceeds from sale of treasury stock	574	404
Treasury stock purchased	(53)	(304)
Net cash provided by financing activities	84,688	109,753
Decrease in cash and cash equivalents	(103,837)	(39,548)
Cash and cash equivalents at beginning of period	158,449	94,939
Cash and cash equivalents at end of period	54,612	55,391

Supplemental disclosures of cash flow information:
Interest paid	1,408	1,700
Income taxes paid	950	2,000
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(50,958)	753
Recognition of lease operating right-of-use assets	2,811	—
Recognition of operating lease liabilities	2,811	—

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the second quarter of 2022, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at June 30, 2022, and December 31, 2021, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2022
U.S. treasuries	35,701	—	(2,093)	33,608
U.S. government agencies	27,607	2	(2,148)	25,461
U.S. agency mortgage-backed securities	53,607	—	(3,608)	49,999
U.S. agency collateralized mortgage obligations	33,129	3	(1,942)	31,190
Non-agency MBS/CMO	42,368	—	(1,446)	40,922
Asset-backed securities	89,119	31	(1,920)	87,230
Corporate bonds	81,997	3	(5,122)	76,878
Obligations of states and political subdivisions	262,092	147	(28,509)	233,730
Total securities available for sale	625,620	186	(46,788)	579,018

December 31, 2021
U.S. Treasuries	14,821	14	(22)	14,813
U.S. government agencies	29,613	50	(642)	29,021
U.S. agency mortgage-backed securities	51,964	502	(478)	51,988
U.S. agency collateralized mortgage obligations	30,917	241	(81)	31,077
Asset-backed securities	100,998	605	(384)	101,219
Corporate bonds	82,617	420	(528)	82,509
Obligations of states and political subdivisions	242,807	5,848	(1,189)	247,466
Total securities available for sale	553,737	7,680	(3,324)	558,093

The amortized cost and fair value of securities available for sale at June 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	26,828	26,096
Due after one year through five years	144,017	137,407
Due after five years through ten years	151,385	140,451
Due after ten years	303,390	275,064
Total debt securities	625,620	579,018

Securities available for sale with a par value of $102,441,000 and $94,283,000 at June 30, 2022, and December 31, 2021, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $97,516,000 at June 30, 2022, and $96,521,000 at December 31, 2021.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Proceeds from sales	—	8,962	8,575	59,303
Gross realized gains	—	280	139	422
Gross realized losses	—	(6)	—	(60)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first six months of 2022 or 2021.

Information pertaining to securities with gross unrealized losses at June 30, 2022, and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2022
U.S. Treasuries	33,608	(2,093)	—	—	33,608	(2,093)
U.S. government agencies	1,980	(29)	22,281	(2,119)	24,261	(2,148)
U.S. agency mortgage-backed securities	38,675	(2,154)	11,324	(1,454)	49,999	(3,608)
U.S. agency collateralized mortgage obligations	28,065	(1,910)	2,372	(32)	30,437	(1,942)
Non-Agency MBS/CMO	37,042	(1,446)	—	—	37,042	(1,446)
Asset-backed securities	68,838	(1,604)	13,730	(316)	82,568	(1,920)
Corporate bonds	73,873	(5,122)	—	—	73,873	(5,122)
Obligations of states & political subdivisions	206,651	(25,157)	15,279	(3,352)	221,930	(28,509)

Total temporarily impaired securities	488,732	(39,515)	64,986	(7,273)	553,718	(46,788)

As of December 31, 2021
U.S. Treasuries	4,959	(22)	—	—	4,959	(22)
U.S. government agencies	16,386	(519)	7,375	(123)	23,761	(642)
U.S. agency mortgage-backed securities	24,090	(468)	2,458	(10)	26,548	(478)
U.S. agency collateralized mortgage obligations	14,206	(66)	2,965	(15)	17,171	(81)
Asset-backed securities	50,466	(338)	2,826	(46)	53,292	(384)
Corporate bonds	44,907	(528)	—	—	44,907	(528)
Obligations of states & political subdivisions	70,021	(1,043)	6,023	(146)	76,044	(1,189)

Total temporarily impaired securities	225,035	(2,984)	21,647	(340)	246,682	(3,324)

In the debt security portfolio there were 374 positions carrying unrealized losses as of June 30, 2022. There were no instruments considered to be other-than-temporarily impaired at June 30, 2022.

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

3. Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2022 and December 31, 2021.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2022
CRA-qualified mutual funds	7,276	-	-	7,276
Bank stocks	1,635	69	(85)	1,619
Total equity securities	8,911	69	(85)	8,895

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2021
CRA-qualified mutual funds	7,240	-	-	7,240
Bank stocks	1,570	184	(12)	1,742
Total equity securities	8,810	184	(12)	8,982

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and six months ended June 30, 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2022 and 2021.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	$	$	$	$

Net (losses) gains recognized in equity securities during the period	(130)	(24)	(138)	223

Less: Net gains realized on the sale of equity securities during the period	-	-	51	95

Unrealized gains (losses) recognized in equity securities held at reporting date	(130)	(24)	(189)	128

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2022, and December 31, 2021:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2022	2021
	$	$
Commercial real estate
Commercial mortgages	191,249	177,396
Agriculture mortgages	205,680	203,725
Construction	82,289	19,639
Total commercial real estate	479,218	400,760

Consumer real estate (a)
1-4 family residential mortgages	317,214	317,037
Home equity loans	13,711	11,181
Home equity lines of credit	87,251	75,698
Total consumer real estate	418,176	403,916

Commercial and industrial
Commercial and industrial	81,612	65,615
Tax-free loans	23,517	23,009
Agriculture loans	31,355	20,717
Total commercial and industrial	136,484	109,341

Consumer	5,376	5,132

Gross loans prior to deferred fees	1,039,254	919,149

Deferred loan costs, net	2,186	1,755
Allowance for credit losses	(13,606)	(12,931)
Total net loans	1,027,834	907,973

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $304,841,000 and $289,263,000 as of June 30, 2022 and December 31, 2021, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
June 30, 2022	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	188,948	196,174	79,230	72,930	23,517	31,002	591,801
Special Mention	—	4,472	3,059	5,765	—	73	13,369
Substandard	2,301	5,034	—	2,917	—	280	10,532
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	191,249	205,680	82,289	81,612	23,517	31,355	615,702

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2021	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	172,540	192,943	13,544	57,214	23,009	19,980	479,230
Special Mention	2,443	2,542	6,095	4,657	—	90	15,827
Substandard	2,413	8,240	—	3,744	—	647	15,044
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	177,396	203,725	19,639	65,615	23,009	20,717	510,101

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing.

Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2022 and December 31, 2021:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
June 30, 2022	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	316,940	13,711	87,212	5,375	423,238
Non-performing	274	—	39	1	314

Total	317,214	13,711	87,251	5,376	423,552

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
December 31, 2021	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	316,722	11,181	75,659	5,132	408,694
Non-performing	315	—	39	—	354

Total	317,037	11,181	75,698	5,132	409,048

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2022 and December 31, 2021:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable > 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
June 30, 2022	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	975	975	190,274	191,249	—
Agriculture mortgages	—	—	3,940	3,940	201,740	205,680	499
Construction	—	—	—	—	82,289	82,289	—
Consumer real estate
1-4 family residential mortgages	330	—	274	604	316,610	317,214	274
Home equity loans	18	—	—	18	13,693	13,711	—
Home equity lines of credit	36	—	39	75	87,176	87,251	39
Commercial and industrial
Commercial and industrial	—	—	211	211	81,401	81,612	—
Tax-free loans	—	—	—	—	23,517	23,517	—
Agriculture loans	—	—	39	39	31,316	31,355	—
Consumer	11	21	1	33	5,343	5,376	1
Total	395	21	5,479	5,895	1,033,359	1,039,254	813

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable
			Greater				> 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	22	—	184	206	177,190	177,396	—
Agriculture mortgages	232	—	1,838	2,070	201,655	203,725	—
Construction	—	—	—	—	19,639	19,639	—
Consumer real estate
1-4 family residential mortgages	1,464	68	315	1,847	315,190	317,037	276
Home equity loans	19	—	—	19	11,162	11,181	—
Home equity lines of credit	—	—	39	39	75,659	75,698	39
Commercial and industrial
Commercial and industrial	43	—	395	438	65,177	65,615	10
Tax-free loans	—	—	—	—	23,009	23,009	—
Agriculture loans	—	9	110	119	20,598	20,717	—
Consumer	22	—	—	22	5,110	5,132	—
Total	1,802	77	2,881	4,760	914,389	919,149	325

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2022 and December 31, 2021:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2022	2021
	$	$

Commercial real estate
Commercial mortgages	975	184
Agriculture mortgages	3,441	1,838
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	39
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	211	385
Tax-free loans	—	—
Agriculture loans	39	110
Consumer	—	—
Total	4,666	2,556

As of June 30, 2022 and December 31, 2021, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the six months ended June 30, 2022 and June 30, 2021, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	$	$	$	$

Average recorded balance of impaired loans	4,179	5,457	3,533	5,597
Interest income recognized on impaired loans	5	80	13	138

No loan modifications were made during the first six months of 2022 or 2021 that would be considered a troubled debt restructuring (TDR). A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loan was $469,000 as of June 30, 2022. This TDR is not non-accrual.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of June 30, 2022 and December 31, 2021:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid
	Recorded	Principal	Related
June 30, 2022	Investment	Balance	Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	975	1,021	—
Agriculture mortgages	3,377	3,428	—
Construction	—	—	—
Total commercial real estate	4,352	4,449	—

Commercial and industrial
Commercial and industrial	—	—	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	—	—	—

Total with no related allowance	4,352	4,449	—

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—
Agriculture mortgages	533	548	18
Construction	—	—	—
Total commercial real estate	533	548	18

Commercial and industrial
Commercial and industrial	211	214	17
Tax-free loans	—	—	—
Agriculture loans	39	39	39
Total commercial and industrial	250	253	56

Total with a related allowance	783	801	74

Total by loan class:
Commercial real estate
Commercial mortgages	975	1,021	—
Agriculture mortgages	3,910	3,976	18
Construction	—	—	—
Total commercial real estate	4,885	4,997	18

Commercial and industrial
Commercial and industrial	211	214	17
Tax-free loans	—	—	—
Agriculture loans	39	39	39
Total commercial and industrial	250	253	56

Total	5,135	5,250	74

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2022:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2021	6,263	3,834	2,112	87	635	12,931

Charge-offs	(65)	—	—	(1)	—	(66)
Recoveries	—	3	10	1	—	14
Provision	(90)	41	193	(16)	(28)	100

Balance - March 31, 2022	6,108	3,878	2,315	71	607	12,979

Charge-offs	—	—	(41)	—	—	(41)
Recoveries	2	3	12	1	—	18
Provision	(239)	834	255	(28)	(172)	650

Balance - June 30, 2022	5,871	4,715	2,541	44	435	13,606

During the six months ended June 30, 2022, management charged off $107,000 in loans while recovering $32,000 and added $750,000 to the provision. The unallocated portion of the allowance decreased from 4.9% of total reserves as of December 31, 2021, to 3.2% as of June 30, 2022. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the six months ended June 30, 2022, net provision expense was recorded for the consumer real estate and commercial and industrial sectors while the commercial real estate and consumer sectors recorded a credit provision. The provision expense recorded for consumer real estate and commercial and industrial loans was primarily related to growth in those sectors of the loan portfolio through June 30, 2022 while the credit provision in commercial real estate and consumer was primarily related to declining qualitative factors in several areas at June 30, 2022.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2022 and December 31, 2021:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
As of June 30, 2022:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	18	—	56	—	—	74
Ending balance: collectively evaluated for impairment	5,853	4,715	2,485	44	435	13,532

Loans receivable:
Ending balance	479,218	418,176	136,484	5,376		1,039,254
Ending balance: individually evaluated for impairment	4,885	—	250	—		5,135
Ending balance: collectively evaluated for impairment	474,333	418,176	136,234	5,376		1,034,119

	Commercial	Consumer	Commercial
As of December 31, 2021:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	37	—	110	—	—	147
Ending balance: collectively evaluated for impairment	6,226	3,834	2,002	87	635	12,784

Loans receivable:
Ending balance	400,760	403,916	109,341	5,132		919,149
Ending balance: individually evaluated for impairment	2,829	—	495	—		3,324
Ending balance: collectively evaluated for impairment	397,931	403,916	108,846	5,132		915,825

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	—	33,608	—	33,608
U.S. government agencies	—	25,461	—	25,461
U.S. agency mortgage-backed securities	—	49,999	—	49,999
U.S. agency collateralized mortgage obligations	—	31,190	—	31,190
Non-agency MBS/CMO	—	40,922	—	40,922
Asset-backed securities	—	87,230	—	87,230
Corporate bonds	—	76,878	—	76,878
Obligations of states & political subdivisions	—	233,730	—	233,730
Equity securities	8,895	—	—	8,895

Total securities	8,895	579,018	—	587,913

On June 30, 2022, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2022, the CRA fund investments had a $7,276,000 book and fair market value and the bank stock portfolio had a book value of $1,635,000, and fair market value of $1,619,000.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$5,061	$5,061
Total	$—	$—	$5,061	$5,061

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,177	$3,177
Total	$—	$—	$3,177	$3,177

The Corporation had a total of $5,135,000 of impaired loans as of June 30, 2022, with $74,000 of specific allocation against these loans and $3,324,000 of impaired loans as of December 31, 2021, with $147,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

June 30, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	5,061	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,177	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2022
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	54,612	54,612	54,612	—	—
Regulatory stock	6,145	6,145	6,145	—	—
Loans held for sale	4,763	4,763	4,763	—	—
Loans, net of allowance	1,027,834	999,129	—	—	999,129
Mortgage servicing assets	2,012	2,803	—	—	2,803
Accrued interest receivable	6,219	6,219	6,219	—	—
Bank owned life insurance	35,780	35,780	35,780	—	—

Financial Liabilities:
Demand deposits	678,472	678,472	678,472	—	—
Interest-bearing demand deposits	69,711	69,711	69,711	—	—
NOW accounts	127,622	127,622	127,622	—	—
Money market deposit accounts	215,781	215,781	215,781	—	—
Savings accounts	373,060	373,060	373,060	—	—
Time deposits	113,634	110,956	—	—	110,956
Total deposits	1,578,280	1,575,602	1,464,646	—	110,956

Long-term debt	44,206	44,205	—	—	44,205
Short-term borrowings	20,000	20,000
Subordinated debt	19,720	18,800	—	—	18,800
Accrued interest payable	316	316	316	—	—

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

6.Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2022, firm loan commitments were $103.4 million, unused lines of credit were $430.1 million, and open letters of credit were $11.2 million. The total of these commitments was $544.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7.Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive income (loss)	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)

Other comprehensive loss before reclassifications	(16,518)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(16,518)

Balance at June 30, 2022	(36,816)

Balance at December 31, 2020	7,958
Other comprehensive loss before reclassifications	(4,964)
Amount reclassified from accumulated other comprehensive income (loss)	(70)
Period change	(5,034)

Balance at March 31, 2021	2,924

Other comprehensive loss before reclassifications	4,654
Amount reclassified from accumulated other comprehensive income (loss)	(216)
Period change	4,438

Balance at June 30, 2021	7,362

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2022	2021	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains, reclassified into earnings	—	274	Gains on the sale of debt securities, net
Related income tax expense	—	(58)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	—	216

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2022	2021	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains (losses), reclassified into earnings	139	362	Gains on the sale of debt securities, net
Related income tax expense	(29)	(76)	Provision for federal income taxes
Net effect on accumulated other comprehensive income for the period	110	286

(1) Amounts in parentheses indicate debits.

8. Subsequent Events

Subsequent to June 30, 2022, but prior to the filing of this report, on July 22, 2022, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20 million of subordinated debt notes with a maturity date of September 30, 2032. These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

9.Recently Issued Accounting Standards

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Results of Operations

Overview

The first half of 2022 was positively impacted by a number of items resulting in solid financial results, but in comparison to the prior year, the results were not as strong due to a number of non-recurring income items in the first half of 2021. The prior year was positively impacted by greater amounts of Paycheck Protection Program (PPP) fees on forgiven loans as well as record mortgage gains due to increased refinance activity stemming from the low interest rate environment. The first half of 2022 experienced a sharp increase in market interest rates, less income earned from PPP fees, and a slowing of mortgage gains.

The Corporation recorded net income of $2,558,000 for the three-month period ended June 30, 2022, a $993,000, or 28.0% decrease from the three months ended June 30, 2021. Net income for the six-month period was $5,749,000, a $2,306,000, or 28.6% decrease from earnings in the six-month period ended June 30, 2021. The earnings per share, basic and diluted, were $0.46 for the three months ended June 30, 2022, compared to $0.64 for the same period in 2021, and for the year-to-date period, earnings per share were $1.03 compared to $1.45 in 2021.

The Corporation’s net interest income (NII) increased by $2,243,000, or 23.1%, and $3,285,000, or 16.9%, for the three and six months ended June 30, 2022, compared to the same periods in 2021. The increase in NII primarily resulted from an increase in interest and fees on loans of $1,350,000, or 16.5%, and $1,780,000, or 10.8%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Additionally, interest on securities available for sale increased by $845,000, or 37.7%, for the three-month period ended June 30, 2022, and $1,271,000, or 29.7%, for the six-month period ended June 30, 2022, compared to the three and six months ended June 30, 2021. In addition, interest expense on deposits and borrowings decreased by $21,000, or 2.6%, and $189,000, or 11.4%, for the three and six months ended June 30, 2022, compared to the same periods in the prior year.

The Corporation recorded a $650,000 provision for loan losses in the second quarter of 2022, and $750,000 for the year-to-date period, compared to no provision expense recorded in the second quarter of 2021 and a year-to-date provision of $375,000 through June 30, 2021. The higher provision in 2022 was primarily caused by lower classified loans but a significantly higher amount of loan growth.

Other income was lower in 2022 compared to the prior year primarily as a result of lower levels of mortgage and security gains. The gains from the sale of mortgages were $328,000 for the three months ended June 30, 2022, compared to gains of $1,245,000 for the three months ended June 30, 2021, a decrease of $917,000, or 73.7%. For the six-month period, gains were $1,063,000, a decrease of $2,112,000, or 66.5%, from the six months ended June 30, 2021. The decrease in mortgage gains can be primarily attributed to the rapid rise in mortgage rates during the first half of 2022 which has caused customer activity to shift from fixed-rate mortgages that were sold on the secondary market, to adjustable rate mortgages held on the Corporation’s balance sheet. Gains/losses on securities in total decreased by $380,000, for the three months ended June 30, 2022, and $584,000, for the six months ended June 30, 2022, compared to the same periods in the prior year. Outside of mortgage and security gains, other non-interest income increased by $239,000, or 9.3%, and decreased by $4,000, or 0.1%, for the three and six months ended June 30, 2022. Operating expenses increased by $1,781,000, or 18.4%, and $3,202,000, or 17.0%, for the three and six months ended June 30, 2022, compared to the same periods in the prior year. This increase can be primarily attributed to the rising cost of salaries and employee benefits.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the quarter-to-date period and the year-to-date period ended June 30, 2022, compared to the same period in the prior year, due to lower earnings in 2022.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Return on Average Assets	0.60%	0.92%	0.68%	1.07%
Return on Average Equity	9.55%	10.86%	9.70%	12.43%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2022, NII generated 77.2% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 67.4% in the first six months of 2021. This increase is a result of higher levels of NII in the first six months of 2022 as well as lower non-interest income compared to 2021. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $317,000 for the three months ended June 30, 2022, and $621,000 for the six months ended June 30, 2022, compared to $289,000 and $556,000 for the same periods in 2021.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Total interest income	12,759	10,537	24,163	21,067
Total interest expense	785	806	1,468	1,657

Net interest income	11,974	9,731	22,695	19,410
Tax equivalent adjustment	317	289	621	556

Net interest income (fully taxable equivalent)	12,291	10,020	23,316	19,966

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2021, longer-term U.S. Treasury rates increased adding some slope to the yield curve, but asset yields were still constrained. In the first six months of 2022, interest rates increased much more dramatically in anticipation of a Federal Reserve rate movement which happened in mid-March. The two through five year Treasury securities experienced the most rate increases, with the longer term rates increasing less. Management believes that higher market rates should help the net interest margin (NIM) moving forward.

As a result of a larger balance sheet in the first half of 2022, even with low asset yields, the Corporation’s NII on a tax equivalent basis increased and the Corporation’s margin increased to 2.96% for the quarter and 2.85% for the six months ended June 30, 2022, compared to 2.72% in the second quarter of 2021 and 2.79% for the year-to-date period. The Corporation’s NII for the three and six months ended June 30, 2022, increased over the same period in 2021 by $2,243,000, or 23.1% and $3,285,000, or 16.9%, respectively. Management’s asset liability sensitivity shows a small benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet, however there was some decline in this asset sensitivity throughout 2021 and through the first half of 2022. In a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2021, security reinvestment had generally been occurring at lower yields. With higher Treasury rates in 2022, security yields have increased and have helped to increase NII during the first half of 2022.

The Corporation’s overall cost of funds, including non-interest bearing funds, was 18 basis points through the first half of 2022. Core deposit interest rates are at historic lows and time deposit rates are not much higher than core deposit rates resulting in maturing time deposits repricing at lower levels or moving into core deposit products. The average balance of borrowings was slightly lower in the first six months of 2022 than 2021, resulting in the total cost of borrowings decreasing by $150,000.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(11)	39	28	4	39	43

Securities available for sale:
Taxable	196	587	783	473	670	1,143
Tax-exempt	124	(37)	87	285	(97)	188
Total securities	320	550	870	758	573	1,331

Loans	1,324	35	1,359	2,210	(409)	1,801
Regulatory stock	(3)	(4)	(7)	(10)	(4)	(14)

Total interest income	1,630	620	2,250	2,962	199	3,161

INTEREST EXPENSE

Deposits:
Demand deposits	7	70	77	13	75	88
Savings deposits	3	—	3	6	—	6
Time deposits	(7)	(50)	(57)	(18)	(115)	(133)
Total deposits	3	20	23	1	(40)	(39)

Borrowings:
Total borrowings	13	(57)	(44)	(62)	(88)	(150)

Total interest expense	16	(37)	(21)	(61)	(128)	(189)

NET INTEREST INCOME	1,614	657	2,271	3,023	327	3,350

The following tables show a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2022			2021
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	29,899	48	0.65	49,710	20	0.16

Securities available for sale:
Taxable	426,130	2,042	1.92	373,610	1,259	1.35
Tax-exempt	207,379	1,349	2.60	188,390	1,262	2.68
Total securities (d)	633,509	3,391	2.14	562,000	2,521	1.79

Loans (a)	996,100	9,566	3.86	858,183	8,207	3.83

Regulatory stock	5,776	71	4.90	6,054	78	5.15

Total interest earning assets	1,665,284	13,076	3.15	1,475,947	10,826	2.94

Non-interest earning assets (d)	57,983			80,235

Total assets	1,723,267			1,556,182

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	388,334	117	0.12	338,060	40	0.05
Savings deposits	368,095	18	0.02	312,504	15	0.02
Time deposits	114,026	173	0.62	117,887	230	0.78
Borrowed funds	74,011	477	2.61	72,235	521	2.89
Total interest bearing liabilities	944,466	785	0.34	840,686	806	0.39

Non-interest bearing liabilities:

Demand deposits	664,435			579,007
Other	6,940			5,379

Total liabilities	1,615,841			1,425,072

Stockholders' equity	107,426			131,110

Total liabilities & stockholders' equity	1,723,267			1,556,182

Net interest income (FTE)		12,291			10,020

Net interest spread (b)			2.81			2.55
Effect of non-interest
bearing deposits			0.15			0.17
Net yield on interest earning assets (c)			2.96			2.72

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,111,000 as of June 30, 2022, and $435,000 as of June 30, 2021.  Such fees and costs recognized through income and included in the interest amounts totaled $52,000 in 2022, and $36,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2022			2021
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	58,307	85	0.29	53,820	42	0.16

Securities available for sale:
Taxable	409,125	3,505	1.70	346,417	2,362	1.36
Tax-exempt	202,298	2,639	2.61	180,622	2,451	2.72
Total securities (d)	611,423	6,144	2.01	527,039	4,813	1.82

Loans (a)	963,808	18,424	3.83	848,622	16,623	3.93

Regulatory stock	5,594	131	4.67	6,043	145	4.80

Total interest earning assets	1,639,132	24,784	3.03	1,435,524	21,623	3.02

Non-interest earning assets (d)	72,762			80,066

Total assets	1,711,894			1,515,590

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	379,971	165	0.09	331,207	77	0.05
Savings deposits	361,471	36	0.02	299,719	30	0.02
Time deposits	113,965	359	0.63	118,594	492	0.84
Borrowed funds	68,982	908	2.66	73,317	1,058	2.91
Total interest bearing liabilities	924,389	1,468	0.32	822,837	1,657	0.41

Non-interest bearing liabilities:

Demand deposits	661,746			556,878
Other	6,204			5,204

Total liabilities	1,592,339			1,384,919

Stockholders' equity	119,555			130,671

Total liabilities & stockholders' equity	1,711,894			1,515,590

Net interest income (FTE)		23,316			19,966

Net interest spread (b)			2.71			2.61
Effect of non-interest
bearing deposits			0.14			0.18
Net yield on interest earning assets (c)			2.85			2.79

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,972,000 as of June 30, 2022, and $815,000 as of June 30, 2021.  Such fees and costs recognized through income and included in the interest amounts totaled $38,000 in 2022, and $374,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities increased by $71.5 million, or 12.7%, for the three months ended June 30, 2022, and $84.4 million, or 16.0%, for the six months ended June 30, 2022, compared to the same periods in 2021. The tax equivalent yield on investments increased by 35 basis points for the quarter-to-date period and 19 basis points for the year-to-date period when comparing both years. Interest income on securities increased due to the volume growth which was caused by an excess of liquidity in 2021 and 2022 as a result of the low-rate environment that caused a large influx of deposits.

Average balances on loans increased by $137.9 million, or 16.1%, for the three months ended June 30, 2022, and $115.2 million, or 13.6%, for the six months ended June 30, 2022, compared to the same periods in the prior year. Loan yields increased by 3 basis points for the quarter, but declined by 10 basis points for the year-to-date period and loan interest income increased for both time frames due to the increase in loan balances. The quarter-to-date increase in loan interest income was $1,359,000, or 16.6%, and the year-to-date increase was $1,801,000, or 10.8%.

The average balance of interest-bearing deposit accounts increased by $102.0 million, or 13.3%, and $105.9 million, or 14.1%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. While the average balance of time deposits did decrease for both the quarter and year-to-date time periods, the average balance on demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on demand deposits increased marginally for both of these time periods, while the interest rate on savings accounts remained the same and the rate on time deposits declined. The combination of these changes resulted in an increase in interest expense of $23,000, or 8.1% for the three months ended June 30, 2022, and a decrease in interest expense of $39,000, or 6.5%, for the six months ended June 30, 2022, compared to the same periods in 2021.

The Corporation’s average balance on borrowed funds increased by $1.8 million, or 2.5%, for the three months ended June 30, 2022, but decreased by $4.3 million, or 5.9%, for the six months ended June 30, 2022, compared to the same periods in 2021. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 which was used to support capital growth for the Corporation. The increase in borrowed funds for the quarter-to-date period is due to $20 million of short-term advances initiated in the second quarter of 2022 to support loan growth. The decrease for the year-to-date period is a result of paying off FHLB advances in the prior year to take advantage of the low rate environment. The rate paid on borrowed funds decreased by 28 basis points for the three months ended June 30, 2022, and 25 basis points for the six months ended June 30, 2022, compared to the same periods in the prior year. This decrease in rate can be attributed to the pay off of higher-rate FHLB advances in 2021 as well as the issuance of lower-rate short-term advances in 2022.

For the three months ended June 30, 2022, the net interest spread increased by twenty-six basis points to 2.81%, compared to 2.55% for the three months ended June 30, 2021. For the six months ended June 30, 2022, the net interest spread increased by 10 basis points to 2.71%, compared to 2.61% for the six months ended June 30, 2022. The effect of non-interest bearing funds decreased to 15 basis points from 17 basis points for the three months ended June 30, 2022, and decreased to 14 basis points from 18 basis points for the six months ended June 30, 2022, compared to the same periods in 2021. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the second quarter of 2022 was 2.96%, compared to 2.72% for the second quarter of 2021. For the year-to-date period, the Corporation’s NIM was 2.85%, compared to 2.79% for the same period in 2021.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $650,000 for the second quarter of 2022, compared to no provision expense recorded for the second quarter of 2021. For the year-to-date period, the Corporation recorded

ENB FINANCIAL CORP

Management’s Discussion and Analysis

provision expense of $750,000 compared to $375,000 in 2021. The provision expense was higher in both time periods due to loan growth partially offset by a lower balance of classified loans. As of June 30, 2022, the allowance as a percentage of total loans was 1.31%, compared to 1.46% at June 30, 2021. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2022 was $3,019,000, a decrease of $1,058,000, or 26.0%, compared to the $4,077,000 earned during the second quarter of 2021. For the year-to-date period ended June 30, 2022, other income totaled $6,695,000, a decrease of $2,700,000, or 28.7%, compared to the same period in 2021. The following table details the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	$	$	$	%

Trust and investment services	628	537	91	16.9
Service charges on deposit accounts	334	246	88	35.8
Other fees	350	438	(88)	(20.1)
Commissions	952	952	—	—
Net gains (losses) on debt and equity securities	(130)	250	(380)	(152.0)
Gains on sale of mortgages	328	1,245	(917)	(73.7)
Earnings on bank owned life insurance	235	202	33	16.3
Other miscellaneous income	322	207	115	55.6

Total other income	3,019	4,077	(1,058)	(26.0)

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
	$	$	$	%

Trust and investment services	1,299	1,207	92	7.6
Service charges on deposit accounts	627	494	133	26.9
Other fees	645	804	(159)	(19.8)
Commissions	1,821	1,816	5	0.3
Net gains (losses) on debt and equity securities	1	585	(584)	(99.8)
Gains on sale of mortgages	1,063	3,175	(2,112)	(66.5)
Earnings on bank owned life insurance	425	418	7	1.7
Other miscellaneous income	814	896	(82)	(9.2)

Total other income	6,695	9,395	(2,700)	(28.7)

Trust and investment services income increased for both time periods primarily as a result of higher fees on trust accounts partially offset by lower income related to the investment services area. Service charges on deposit accounts increased by 35.8% for the quarter and 26.9% for the year-to-date period, primarily as a result of higher overdraft charges and higher excess transaction charges in both time periods. Other fees decreased by 20.1% and 19.8%, respectively, for the three and six months ended June 30, 2022, driven by lower loan-related fees. Gains and losses on debt and equity securities were lower in 2022 driven by higher interest rates which has resulted in fewer opportunities to sell investment securities at gains. Mortgage gains declined by $917,000, or 73.7%, and $2,112,000, or 66.5%, in the second quarter and for the first half of 2022 compared to the same periods in the prior year. This was primarily a result of the rapid increase in interest rates during 2022 that resulted in very low margins on mortgages sold and fewer mortgages sold on the secondary market as customers turned to adjustable rate mortgages in 2022. Earnings on bank-owned life insurance increased as a result of the purchase of additional BOLI policies. The miscellaneous income category was higher for the quarter but lower for the year-to-date period in 2022 as a result of non-recurring income items that impacted the second quarter of 2022 as well as the first quarter of 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the second quarter of 2022 were $11,477,000, an increase of $1,781,000, or 18.4%, compared to the $9,696,000 for the second quarter of 2021. For the year-to-date period ended June 30, 2022, operating expenses totaled $22,085,000, an increase of $3,202,000, or 17.0%, compared to the same period in 2021. The following table provides details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2022, compared to the same periods in 2021.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	6,707	5,959	748	12.6
Occupancy expenses	694	635	59	9.3
Equipment expenses	336	285	51	17.9
Advertising & marketing expenses	295	245	50	20.4
Computer software & data processing expenses	1,386	1,102	284	25.8
Shares tax	351	275	76	27.6
Professional services	633	598	35	5.9
Other operating expenses	1,075	597	478	80.1
Total Operating Expenses	11,477	9,696	1,781	18.4

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	13,219	11,658	1,561	13.4
Occupancy expenses	1,412	1,318	94	7.1
Equipment expenses	601	552	49	8.9
Advertising & marketing expenses	574	435	139	32.0
Computer software & data processing expenses	2,524	2,200	324	14.7
Bank shares tax	702	555	147	26.5
Professional services	1,263	1,036	227	21.9
Other operating expenses	1,790	1,129	661	58.5
Total Operating Expenses	22,085	18,883	3,202	17.0

Salaries and employee benefits are the largest category of operating expenses. For the three months ended June 30, 2022, salaries and benefits increased $748,000, or 12.6%, compared to 2021. For the six months ended June 30, 2022, salaries and benefits increased by $1,561,000, or 13.4%, from the year-to-date period in the prior year. This was primarily due to higher costs to replace employees who retired or left the organization due to nationwide, regional, and local staffing challenges, a realignment of salaries company-wide with market norms, and an accrual for the Corporation’s bank-wide incentive program. Occupancy and equipment expenses are higher than the prior year primarily due to the addition of a community lending office as well as a full service branch office. Advertising and marketing expenses increased by 20.4%, and 32.0%, respectively, for the quarter and year-to-date periods, due to promoting new market areas as well as new products and services. Computer software and data processing expenses increased as a result of higher technology costs as new systems are implemented to support the ongoing growth and efficiency of the Corpration and increased volumes due to a larger customer base. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has grown substantially, commensurate with the growth in shareholders’ equity. Professional services expenses increased in the second quarter and the first half of 2022 compared to the prior year driven by higher legal fees and other outside services. Other operating expenses increased over the prior year primarily as a result of higher FDIC and OCC assessment costs, higher fraud-related charges-offs, higher travel costs, and miscellaneous other operating costs that are increasing to a lesser degree.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Income Taxes

Federal income tax expense was $308,000 for the second quarter of 2022 compared to $561,000 for the same period in 2021. For the six months ended June 30, 2022, the Corporation recorded Federal income tax expense of $806,000, compared to $1,492,000 for the six months ended June 30, 2021. The effective tax rate for the Corporation was 12.3% for the six months ended June 30, 2022, and 15.6% for the six months ended June 30, 2021. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate and the effective tax rate for the first half of 2022 was lower than the prior year due to an increased level of tax-free assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2022, the Corporation had $579 million of securities available for sale, which accounted for 32.7% of assets, compared to 32.5% as of December 31, 2021, and 37.0% as of June 30, 2021. Based on ending balances, the securities portfolio decreased 0.9% from June 30, 2021, and increased 3.7% from December 31, 2021.

The debt securities portfolio was showing a net unrealized loss of $46,602,000 as of June 30, 2022, compared to an unrealized gain of $4,356,000 as of December 31, 2021, and $9,319,000 as of June 30, 2021. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended June 30, 2022, December 31, 2021 and June 30, 2021.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD
(DOLLARS IN THOUSANDS)
		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2022
U.S. treasuries	35,701	(2,093)	33,608
U.S. government agencies	27,607	(2,146)	25,461
U.S. agency mortgage-backed securities	53,607	(3,608)	49,999
U.S. agency collateralized mortgage obligations	33,129	(1,939)	31,190
Non-agency MBS/CMO	42,368	(1,446)	40,922
Asset-backed securities	89,119	(1,889)	87,230
Corporate bonds	81,997	(5,119)	76,878
Obligations of states and political subdivisions	262,092	(28,362)	233,730
Total debt securities, available for sale	625,620	(46,602)	579,018
Equity securities	8,911	(16)	8,895
Total securities	634,531	(46,618)	587,913

December 31, 2021
U.S. Treasuries	14,821	(8)	14,813
U.S. government agencies	29,613	(592)	29,021
U.S. agency mortgage-backed securities	51,964	24	51,988
U.S. agency collateralized mortgage obligations	30,917	160	31,077
Asset-backed securities	100,998	221	101,219
Corporate bonds	82,617	(108)	82,509
Obligations of states and political subdivisions	242,807	4,659	247,466
Total debt securities	553,737	4,356	558,093
Equity securities	8,810	172	8,982
Total securities	562,547	4,528	567,075

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2021
U.S. treasuries	4,981	43	5,024
U.S. government agencies	29,620	(261)	29,359
U.S. agency mortgage-backed securities	62,258	649	62,907
U.S. agency collateralized mortgage obligations	36,911	617	37,528
Asset-backed securities	100,202	801	101,003
Corporate bonds	84,052	1,015	85,067
Obligations of states and political subdivisions	256,280	6,455	262,735
Total debt securities, available for sale	574,304	9,319	583,623
Equity securities	8,430	75	8,505
Total securities	582,734	9,394	592,128

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
•	Relative performance of the various instruments, including spread to U.S. Treasuries
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

The investment policy of the Corporation establishes guidelines to promote diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk.

The Corporation’s U.S. Treasury sector increased $18.8 million during the first half of 2022, resulting in a 126.9% increase in this sector. This sector represents a safe credit at a market-appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $3.6 million, or 12.3%, since December 31, 2021. Management has purchased Non-agency MBS and CMO securities since December 31, 2021 which has brought the portfolio to $41 million as of June 30, 2022, or 7% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment.

The Corporation’s U.S. agency MBS and CMO sectors have decreased slightly since December 31, 2021, with MBS decreasing $2 million, or 3.8%, and CMOs staying relatively flat at $31 million. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The Corporation’s asset-backed securities declined by $14 million, or 13.8%, from December 31, 2021, to June 30, 2022. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. Additionally, some asset-backed securities were sold at gains in the first quarter of 2022 to support the Corporation’s earnings and liquidity position.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of June 30, 2022, the fair value of the Corporation’s corporate bonds decreased by $5.6 million, or 6.8%, from balances at December 31, 2021. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to market conditions that led to favorable yields on some instruments. Municipal bonds represented 39.8% of the securities portfolio as of June 30, 2022, compared to 43.6% as of December 31, 2021.

Loans

Net loans outstanding increased by 19.9%, to $1,027.8 million at June 30, 2022, from $857.1 million at June 30, 2021. Net loans increased by 13.2%, an annualized rate of 26.4%, from $908.0 million at December 31, 2021. The following table shows the composition of the loan portfolio as of June 30, 2022, December 31, 2021, and June 30, 2021.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	June 30,		December 31,		June 30,
	2022		2021		2021
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	191,249	18.4	177,396	19.3	156,022	17.9
Agriculture mortgages	205,680	19.8	203,725	22.2	178,573	20.5
Construction	82,289	7.9	19,639	2.1	21,347	2.5
Total commercial real estate	479,218	46.1	400,760	43.6	355,942	40.9

Consumer real estate (a)
1-4 family residential mortgages	317,214	30.5	317,037	34.5	288,301	33.2
Home equity loans	13,711	1.3	11,181	1.2	11,525	1.3
Home equity lines of credit	87,251	8.4	75,698	8.2	71,694	8.2
Total consumer real estate	418,176	40.2	403,916	43.9	371,520	42.7

Commercial and industrial
Commercial and industrial	81,612	7.9	65,615	7.1	102,533	11.8
Tax-free loans	23,517	2.3	23,009	2.5	16,268	1.9
Agriculture loans	31,355	3.0	20,717	2.3	17,824	2.1
Total commercial and industrial	136,484	13.2	109,341	11.9	136,625	15.8

Consumer	5,376	0.5	5,132	0.6	5,133	0.6

Total loans	1,039,254	100.0	919,149	100.0	869,220	100.0
Less:
Deferred loan fees (costs), net	2,186		1,755		535
Allowance for credit losses	(13,606)		(12,931)		(12,703)
Total net loans	1,027,834		907,973		857,052

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $304,841,000 as of June 30, 2022, $289,263,000 as of December 31, 2021, and $263,005,000 as of June 30, 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

There was significant growth in the loan portfolio since June 30, 2021 and December 31, 2021. Most major loan categories showed an increase in balances from both time periods with the exception of the commercial and industrial loans which showed an increase since December 31, 2021, but a decline since June 30, 2021, due to the forgiveness of PPP loans since June 30, 2021.

The commercial real estate category represents the largest group of loans for the Corporation. Commercial real estate makes up 46.1% of total loans as of June 30, 2022, compared to 40.9% of total loans as of June 30, 2021. Within the commercial real estate segment, the increase has primarily been construction loans which was a direct result of reclassification from 1-4 family residential loans in the first half of 2022. The Corporation’s commercial construction loan balances increased by $60.9 million, or 285.5%, from June 30, 2021 to June 30, 2022. Commercial construction loans were 7.9% of the total loan portfolio as of June 30, 2022, and 2.5% as of June 30, 2021.

Commercial mortgages increased $35.2 million, or 22.6%, from balances at June 30, 2021. Commercial mortgages as a percentage of the total loan portfolio increased to 18.4% as of June 30, 2022, compared to 17.9% at June 30, 2021. Agricultural mortgages increased by $27.1 million, or 15.2%, from $178.6 million as of June 30, 2021, to $205.7 million as of June 30, 2022. Agricultural mortgages were 19.8% of the portfolio as of June 30, 2022, compared to 20.5% as of June 30, 2021.

The consumer residential real estate category of total loans increased from $371.5 million on June 30, 2021, to $418.2 million on June 30, 2022, a 12.6% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of June 30, 2021, this percentage was 42.7%, and as of June 30, 2022, it decreased to 40.2%. Although economic conditions for consumers had deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market was relatively strong as consumers refinanced existing debt to lower rates throughout 2021. During the first half of 2022, mortgage activity remained strong with the majority of consumers choosing adjustable rate mortgages which remain in the Corporation’s loan portfolio as opposed to the 30-year fixed rate mortgages that were being generated in the past couple of years and sold on the secondary market.

The first lien 1-4 family mortgages increased by $28.9 million, or 10.0%, from June 30, 2021, to June 30, 2022. These first lien 1-4 family loans made up 77.6% of the residential real estate total as of June 30, 2021, and 75.9% as of June 30, 2022. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the second quarter of 2022, mortgage production increased 9% from the previous quarter but was down 13% from the second quarter of 2021.  Purchase money origination constituted 82% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 58% of that mix.  With the continued higher volume of new construction business in combination with a rising interest rate environment, the percentage of mortgage originations being added into the Corporation’s held-for-investment mortgage portfolio increased quarter-over-quarter.  In the second quarter of 2022, 78% of all mortgage originations were held in the mortgage portfolio, 52% of which were adjustable rate mortgages.  As of June 30, 2022, ARM balances were $159.5 million, representing 50.3% of the 1-4 family residential loan portfolio of the Corporation.  With a continued decline in dollar volume of loans being delivered into the secondary market along with a continued increase in mortgage rates, the gains on the sale of mortgages declined quarter-over-quarter.

As of June 30, 2022, the remainder of the residential real estate loans consisted of $13.7 million of fixed rate junior lien home equity loans, and $87.3 million of variable rate home equity lines of credit (HELOCs). This compares to $11.5 million of fixed rate junior lien home equity loans, and $71.7 million of HELOCs as of June 30, 2021. Therefore, combined, these two types of home equity loans increased from $83.2 million to $101.0 million, an increase of 21.4%.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 13.2% of total loans as of June 30, 2022, a decline from the 15.8% at June 30, 2021. The balance of total commercial and industrial loans remained stable from June 30, 2021 to June 30, 2022. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at June 30, 2022 and June 30, 2021, also includes the PPP loans, which have declined rapidly as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. The total balance of PPP loans declined by $47.0 million, or 96.1% from June 30, 2021, and represents $1.9 million as of June 30, 2022.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The consumer loan portfolio increased slightly from $5.1 million at June 30, 2021, to $5.4 million at June 30, 2022, a 5.9% increase. The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Non-performing troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	June 30	December 31,	June 30
	2022	2021	2021
	$	$	$

Nonaccrual loans	4,666	2,556	651
Loans past due 90 days or more and still accruing	813	325	287
Troubled debt restructurings, non-performing	—	—	—
Total non-performing loans	5,479	2,881	938

Other real estate owned	—	—	—

Total non-performing assets	5,479	2,881	938

Non-performing assets to net loans	0.53%	0.31%	0.11%

The total balance of non-performing assets increased by $4.5 million, or 484.1% from balances at June 30, 2021, and increased by $2.6 million, or 90.2%, from balances at December 31, 2021. There were no non-performing TDR loans in any of the periods presented. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. Non-accrual loans increased by $4.0 million, or 616.9%, since June 30, 2021, and increased $2.1 million, or 82.6% since December 31, 2021. The increase that occurred between December 31, 2021 and June 30, 2022 was primarily due to three agricultural relationships, a business loan, a commercial real estate loan, and a business mortgage of unrelated borrowers all added to non-accrual in the first half of 2022. Loans past due 90 days or more and still accruing were up $488,000 from the prior year period, and $526,000, since December 31, 2021, as a result of an agriculture mortgage and two residential real estate loans that entered the category during the first half of 2022.

There was no other real estate owned (OREO) as of June 30, 2022, December 31, 2021, or June 30, 2021.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs as a percentage of average loans outstanding for each segment of the Corporation’s loan portfolio as of June 30, 2022 and 2021.

Net Charge-Offs
(DOLLARS IN THOUSANDS)

	2022	2021
	$	$

Loans charged-off:
Commercial real estate	65	—
Consumer real estate	—	—
Commercial and industrial	41	—
Consumer	1	23
Total loans charged-off	107	23

Recoveries of loans previously charged-off
Commercial real estate	2	—
Consumer real estate	6	—
Commercial and industrial	22	17
Consumer	2	7
Total recoveries	32	24

Net charge-offs (recoveries)
Commercial real estate	63	—
Consumer real estate	(6)	—
Commercial and industrial	19	(17)
Consumer	(1)	16
Total net charge-offs (recoveries)	75	(1)

Average loans outstanding
Commercial real estate	411,996	346,396
Consumer real estate	375,747	312,491
Commercial and industrial	170,335	184,341
Consumer	5,730	5,394
Total average loans outstanding	963,808	848,622

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	0.02%	0.00%
Consumer real estate	0.00%	0.00%
Commercial and industrial	0.01%	-0.01%
Consumer	-0.02%	0.30%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.01%	0.00%

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of June 30, 2022, net charge-offs were $75,000, representing a net charge off position of 0.01% of average loans outstanding as reflected above. As of June 30, 2021, net recoveries were $1,000, resulting in a net charge-off as a percentage of average loans of 0.00% for the year-to-date period.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s level of classified loans was $14.0 million on June 30, 2022, compared to $23.4 million on June 30, 2021. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $74,000 of specifically allocated allowance against the classified loans as of June 30, 2022, $147,000 of specific allocation as of December 31, 2021, and $1.1 million of specific allocation as of June 30, 2021. The higher specific allocation at June 30, 2021, was related to a commercial customer with ongoing business concerns. This loan paid off during the third quarter of 2021, resulting in a decline in the provision for loan losses.

The allowance as a percentage of total loans was 1.31% as of June 30, 2022, and 1.46% as of June 30, 2021. It is typical for the allowance for credit losses to contain a small amount of excess reserves. Over the long term, management targets an excess reserve at approximately 5%-10% knowing that the reserve can fluctuate. The excess reserve stood at 3.2% as of June 30, 2022.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.4 million, or 1.6%, to $24.3 million as of June 30, 2022, from $24.7 million as of June 30, 2021. As of June 30, 2022, $380,000 was classified as construction in process compared to $379,000 as of June 30, 2021. Fixed assets declined as a result of depreciation outpacing new purchases year over year.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.1 million of regulatory stock holdings as of June 30, 2022, consisted of $5.4 million of FHLB of Pittsburgh stock, $631,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

Deposits

The Corporation’s total ending deposits at June 30, 2022, increased by $66.1 million, or 4.4%, and by $209.4 million, or 15.3%, from December 31, 2021, and June 30, 2021, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since June 30, 2021, with the changes being a $95.7 million, or 16.4% increase in non-interest bearing demand deposit accounts, a $14.3 million, or 25.8% increase in interest bearing demand balances, a $3.5 million, or 2.7% decrease in NOW balances, a $53.5 million, or 33.0% increase in money market account balances, a $52.8 million, or 16.5% increase in savings account balances, and a $3.4 million, or 2.9% decrease in time deposit balances.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2022, December 31, 2021, and June 30, 2021.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2022	2021	2021
	$	$	$

Non-interest bearing demand	678,472	686,278	582,747
Interest bearing demand	69,711	63,015	55,419
NOW accounts	127,622	139,366	131,151
Money market deposit accounts	215,781	168,327	162,247
Savings accounts	373,060	341,291	320,252
Time deposits	113,634	113,936	117,068
Total deposits	1,578,280	1,512,213	1,368,884

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2022, time deposit balances had decreased $3.4 million, or 2.9%, from June 30, 2021, and $0.3 million, or 0.3% from December 31, 2021. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. The low rate environment has caused this shift due to the small variance in rates between time deposits and other deposit products resulting in a change in customer behavior.

Borrowings

Total borrowings were $83.9 million, $63.9 million, and $69.8 million as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively. There was $20.0 million of short-term funds outstanding at June 30, 2022, and no short-term funds outstanding at December 31, 2021, or June 30, 2021. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year. The $20.0 million of short-term borrowings at June 30, 2022, consisted entirely of short-term FHLB advances.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $44.2 million as of June 30, 2022, $44.2 million as of December 31, 2021, and $50.2 million as of June 30, 2021. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The decrease in long-term FHLB borrowings since June 30, 2021, can be attributed to management taking advantage of declining rates by prepaying FHLB advances and incurring penalties in order to save on interest expense in future years.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $518.6 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4.00% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of June 30, 2022, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

Subsequent to June 30, 2022, but prior to the filing of this report, on July 22, 2022, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20 million of subordinated debt notes with a maturity date of September 30, 2032. These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of June 30, 2022	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	13.8%	N/A	N/A
Bank	13.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.0%	N/A	N/A
Bank	12.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.0%	N/A	N/A
Bank	12.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	8.7%	4.0%	5.0%

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of June 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated	16.1%	N/A	N/A
Bank	15.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.9%	N/A	N/A
Bank	14.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.9%	N/A	N/A
Bank	14.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.3%	N/A	N/A
Bank	9.2%	4.0%	5.0%

As of June 30, 2022 the Bank’s Tier 1 Leverage Ratio stood at 8.7% while the Corporation’s Tier 1 Leverage Ratio was 7.8%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios from 2020 to 2021 occurred at the Bank level. In 2022, the Corporation’s earnings, net of dividends paid, positively impacted the level of stockholders’ equity, but a devaluation of the investment portfolio, resulted in a higher level of unrealized losses, and a negative impact.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

June 30,
2022
$
Commitments to extend credit:
173,740
Construction loans	53,139
Real estate loans	92,400
Business loans	207,262
Consumer loans	1,404
Other	5,582
Standby letters of credit	11,185

Total	544,712

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

The Corporation regularly reviews its liquidity position by measuring its projected net cash flows at a 30 and 90-day interval. The Bank stresses the measurements by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank also stresses its liquidity position utilizing different longer-term scenarios. The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas. This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources. Assumptions used for liquidity stress testing are subjective. Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered. The Corporation believes it can meet all anticipated liquidity demands.

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered can be used as collateral for borrowings and are an additional source of readily available liquidity.

The Corporation analyzes the following additional liquidity measurements in an effort to monitor and mitigate liquidity risk:

•	On-hand Liquidity/Total Liabilities – Net liquid assets as a percentage of total liabilities
•	Non-Core Funding Dependence – Non-core liabilities minus short-term investments as a percentage of long-term assets
•	Reliance on Wholesale Funding – Wholesale funding as a percentage of total funding
•	Net Short-term Liabilities/Total Assets – Short-term liabilities minus short-term assets as a percentage of total assets
•	Loan to Deposit Ratio – Total loans as a percentage of total deposits

ENB FINANCIAL CORP

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2022, the Corporation was within guidelines for all of the above measurements.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios that can vary according to the present level of interest rates. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 100, or 200 basis points.

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

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Back testing of the model is completed to compare actual results to projections to ensure the validity of the assumptions in the model. The back testing analyses indicate that the model assumptions are reliable.

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to go up immediately, the Corporation would realize more net interest income in the up-100, 200, and 300 basis point scenarios and less net interest income in the up-400 and the down-rate scenarios. This is due to the ability of the Corporation to immediately achieve higher interest earnings on interest-earning assets while having the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This generally results in an increase in net interest income in the rising rate scenarios, but a decline in net interest income in the declining rate scenarios.

ENB FINANCIAL CORP

As of June 30, 2022, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. The majority of up-rate scenarios show a positive impact to net interest income largely due to the variable rate securities and loans held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates so deposit rates move at a fraction of the full overnight rate movement. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2022, the Corporation was within guidelines for all rate scenarios except the down-200 basis point scenario. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the value of the core deposits also decreases resulting in exposure to fair value loss in the down-rate scenarios.

The analysis does show a valuation loss in the down-100 and 200 rate scenarios. Policy allows for a valuation decline of 25% for the down-200 basis point scenario and actual projected results show a valuation decline of 45%. While this loss is outside of policy guidelines, the Federal Reserve has signaled that their preferred course of action is to have several additional rate hikes in 2022 making a down-200 rate scenario unlikely. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2022, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2022

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2022.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2022	—	—	—	167,100
May 2022	—	—	—	167,100
June 2022	3,000	17.75	3,000	164,100

Total	3,000

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By June 30, 2022, a total of 35,900 shares were repurchased at a total cost of $723,000 for an average cost per share of $20.14.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 12, 2022	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 12, 2022	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer