Form 10-Q
period 2022-09-30
ENB Financial Corp
filed 2022-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

ENB Financial Corp

(Exact name of registrant as specified in its charter)

Pennsylvania	000-53297	51-0661129
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No)

31 E. Main St., Ephrata, PA	17522-0457
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (717)733-4181

Former name, former address, and former fiscal year, if changed since last report    Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of

November 1, 2022, the registrant had 5,625,145 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2022

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2022	2021	2021
	$	$	$
ASSETS
Cash and due from banks	27,623	19,930	16,100
Interest-bearing deposits in other banks	22,953	138,519	62,720
Total cash and cash equivalents	50,576	158,449	78,820
Securities available for sale (at fair value)	559,646	558,093	561,587
Equity securities (at fair value)	8,951	8,982	8,844
Loans held for sale	5,131	3,194	3,174
Loans (net of unearned income)	1,114,504	920,904	880,261
Less: Allowance for loan losses	14,150	12,931	12,454
Net loans	1,100,354	907,973	867,807
Premises and equipment	24,598	24,476	24,507
Regulatory stock	5,897	5,380	5,635
Bank owned life insurance	35,995	35,414	35,200
Other assets	33,156	15,269	12,478
Total assets	1,824,304	1,717,230	1,598,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	670,563	686,278	591,333
Interest-bearing	961,286	825,935	800,169
Total deposits	1,631,849	1,512,213	1,391,502
Short-term borrowings	15,000	-	-
Long-term debt	44,206	44,206	46,706
Subordinated debt	39,356	19,680	19,660
Other liabilities	7,738	3,843	3,967
Total liabilities	1,738,149	1,579,942	1,461,835
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,625,146 as of 9/30/22, 5,583,956 as of 12/31/21, and 5,575,452 as of 9/30/21	574	574	574
Capital surplus	4,475	4,520	4,498
Retained earnings	138,760	131,856	130,082
Accumulated other comprehensive (loss) income	(55,381)	3,441	4,326
Less: Treasury stock cost on 113,969 shares as of 9/30/22, 155,158 as of 12/31/21, and 163,663 as of 9/30/21	(2,273)	(3,103)	(3,263)
Total stockholders' equity	86,155	137,288	136,217

Total liabilities and stockholders' equity	1,824,304	1,717,230	1,598,052

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	11,022	8,986	29,357	25,541
Interest on securities available for sale
Taxable	2,654	1,301	6,090	3,611
Tax-exempt	1,074	1,015	3,182	2,977
Interest on deposits at other banks	55	17	139	59
Dividend income	167	98	367	295

Total interest and dividend income	14,972	11,417	39,135	32,483

Interest expense:
Interest on deposits	608	278	1,168	877
Interest on borrowings	775	511	1,683	1,569

Total interest expense	1,383	789	2,851	2,446

Net interest income	13,589	10,628	36,284	30,037

Provision (credit) for loan losses	550	(250)	1,300	125

Net interest income after provision (credit) for loan losses	13,039	10,878	34,984	29,912

Other income:
Trust and investment services income	680	540	1,979	1,746
Service fees	791	618	2,063	1,917
Commissions	941	945	2,762	2,761
Gains on the sale of debt securities, net	-	350	139	711
Gains (losses) on equity securities, net	9	32	(129)	256
Gains on sale of mortgages	186	1,206	1,249	4,381
Earnings on bank-owned life insurance	242	218	667	636
Other income	331	230	1,145	1,126

Total other income	3,180	4,139	9,875	13,534

Operating expenses:
Salaries and employee benefits	6,607	6,142	19,826	17,800
Occupancy	713	654	2,125	1,972
Equipment	312	255	913	806
Advertising & marketing	259	282	833	717
Computer software & data processing	1,727	1,097	4,251	3,297
Shares tax	351	322	1,053	876
Professional services	720	535	1,983	1,572
Other expense	824	831	2,614	1,961

Total operating expenses	11,513	10,118	33,598	29,001

Income before income taxes	4,706	4,899	11,261	14,445

Provision for federal income taxes	697	760	1,503	2,251

Net income	4,009	4,139	9,758	12,194

Earnings per share of common stock	0.71	0.74	1.74	2.19

Cash dividends paid per share	0.17	0.17	0.51	0.50

Weighted average shares outstanding	5,611,279	5,570,416	5,597,301	5,565,777

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Net income	4,009	4,139	9,758	12,194

Other comprehensive loss, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized losses arising during the period	(23,500)	(3,492)	(74,319)	(3,884)
Income tax effect	4,935	733	15,607	814
	(18,565)	(2,759)	(58,712)	(3,070)

Gains recognized in earnings	-	(350)	(139)	(711)
Income tax effect	-	73	29	149
	-	(277)	(110)	(562)

Other comprehensive loss, net of tax	(18,565)	(3,036)	(58,822)	(3,632)

Comprehensive (Loss) Income	(14,556)	1,103	(49,064)	8,562

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216
Net income	-	-	4,504	-	-	4,504
Other comprehensive loss net of tax	-	-	-	(5,034)	-	(5,034)
Treasury stock purchased - 7,600 shares	-	-	-	-	(149)	(149)
Treasury stock issued - 7,936 shares	-	16	-	-	157	173
Cash dividends paid, $0.16 per share	-	-	(889)	-	-	(889)
Balances, March 31, 2021	574	4,460	124,285	2,924	(3,422)	128,821
Net income	-	-	3,551	-	-	3,551
Other comprehensive income net of tax	-	-	-	4,438	-	4,438
Treasury stock purchased - 7,200 shares	-	-	-	-	(155)	(155)
Treasury stock issued - 10,611 shares	-	20	-	-	211	231
Cash dividends paid, $0.17 per share	-	-	(945)	-	-	(945)
Balances, June 30, 2021	574	4,480	126,891	7,362	(3,366)	135,941
Net income	-	-	4,139	-	-	4,139
Other comprehensive loss net of tax	-	-	-	(3,036)	-	(3,036)
Treasury stock purchased - 3,100 shares	-	-	-	-	(68)	(68)
Treasury stock issued - 8,574 shares	-	18	-	-	171	189
Cash dividends paid, $0.17 per share	-	-	(948)	-	-	(948)
Balances, September 30, 2021	574	4,498	130,082	4,326	(3,263)	136,217

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	-	-	3,191	-	-	3,191
Other comprehensive loss net of tax	-	-	-	(23,739)	-	(23,739)
Treasury stock issued - 11,196 shares	-	24	-	-	224	248
Cash dividends paid, $0.17 per share	-	-	(949)	-	-	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039
Net income	-	-	2,558	-	-	2,558
Other comprehensive loss net of tax	-	-	-	(16,518)	-	(16,518)
Treasury stock purchased - 3,000shares	-	-	-	-	(53)	(53)
Treasury stock issued - 18,418 shares	-	(42)	-	-	368	326
Cash dividends paid, $0.17 per share	-	-	(951)	-	-	(951)
Balances, June 30, 2022	574	4,502	135,705	(36,816)	(2,564)	101,401
Net income	-	-	4,009	-	-	4,009
Other comprehensive loss net of tax	-	-	-	(18,565)	-	(18,565)
Treasury stock issued - 14,575 shares	-	(27)	-	-	291	264
Cash dividends paid, $0.17 per share	-	-	(954)	-	-	(954)
Balances, September 30, 2022	574	4,475	138,760	(55,381)	(2,273)	86,155

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2022	2021
	$	$
Cash flows from operating activities:
Net income	9,758	12,194
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,854	2,851
Amortization of operating leases right-of-use assets	132	60
Increase in interest receivable	(1,254)	(958)
Increase in interest payable	526	146
Provision for loan losses	1,300	125
Gains on the sale of debt securities, net	(139)	(711)
Losses (gains) on equity securities, net	129	(256)
Gains on sale of mortgages	(1,249)	(4,381)
Loans originated for sale	(28,164)	(71,607)
Proceeds from sales of loans	27,476	75,843
Earnings on bank-owned life insurance	(667)	(636)
Depreciation of premises and equipment and amortization of software	1,207	1,164
Deferred income tax	(83)	164
Amortization of deferred fees on subordinated debt	76	59
Other assets and other liabilities, net	2,327	(2,292)
Net cash provided by operating activities	15,229	11,765

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	35,605	58,837
Proceeds from sales	8,575	77,259
Purchases	(123,852)	(228,981)
Equity securities
Proceeds from sales	151	460
Purchases	(249)	(1,945)
Purchase of regulatory bank stock	(974)	(524)
Redemptions of regulatory bank stock	457	996
Purchase of bank-owned life insurance	-	(4,918)
Net increase in loans	(193,735)	(55,899)
Purchases of premises and equipment, net	(1,106)	(745)
Purchase of computer software	(141)	(471)
Net cash used for investing activities	(275,269)	(155,930)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	123,598	141,428
Net decrease in time deposits	(3,962)	(2,737)
Net increase in short-term borrowings	15,000	-
Repayments of long-term debt	-	(8,084)
Proceeds from issuance of subordinated debt	19,600	-
Dividends paid	(2,854)	(2,782)
Proceeds from sale of treasury stock	838	593
Treasury stock purchased	(53)	(372)
Net cash provided by financing activities	152,167	128,046
Decrease in cash and cash equivalents	(107,873)	(16,119)
Cash and cash equivalents at beginning of period	158,449	94,939
Cash and cash equivalents at end of period	50,576	78,820

Supplemental disclosures of cash flow information:
Interest paid	2,325	2,300
Income taxes paid	1,200	2,200
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(74,458)	4,595
Recognition of lease operating right-of-use assets	2,811	80
Recognition of operating lease liabilities	2,811	80

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the third quarter of 2022, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2022, and December 31, 2021, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2022
U.S. treasuries	35,719	-	(3,287)	32,432
U.S. government agencies	27,606	1	(2,972)	24,635
U.S. agency mortgage-backed securities	51,655	-	(5,354)	46,301
U.S. agency collateralized mortgage obligations	32,309	-	(2,855)	29,454
Non-agency MBS/CMO	55,370	-	(3,496)	51,874
Asset-backed securities	84,110	-	(2,362)	81,748
Corporate bonds	81,829	6	(7,479)	74,356
Obligations of states and political subdivisions	261,150	1	(42,305)	218,846
Total securities available for sale	629,748	8	(70,110)	559,646

December 31, 2021
U.S. Treasuries	14,821	14	(22)	14,813
U.S. government agencies	29,613	50	(642)	29,021
U.S. agency mortgage-backed securities	51,964	502	(478)	51,988
U.S. agency collateralized mortgage obligations	30,917	241	(81)	31,077
Asset-backed securities	100,998	605	(384)	101,219
Corporate bonds	82,617	420	(528)	82,509
Obligations of states and political subdivisions	242,807	5,848	(1,189)	247,466
Total securities available for sale	553,737	7,680	(3,324)	558,093

The amortized cost and fair value of securities available for sale at September 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	11,209	11,201
Due after one year through five years	106,611	98,455
Due after five years through ten years	112,689	98,684
Due after ten years	399,239	351,306
Total debt securities	629,748	559,646

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $108,799,000 and $94,283,000 at September 30, 2022, and December 31, 2021, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $99,284,000 at September 30, 2022, and $96,521,000 at December 31, 2021.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Proceeds from sales	-	17,957	8,575	77,259
Gross realized gains	-	369	139	791
Gross realized losses	-	(19)	-	(80)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2022 or 2021.

Information pertaining to securities with gross unrealized losses at September 30, 2022, and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2022
U.S. Treasuries	28,119	(2,616)	4,313	(671)	32,432	(3,287)
U.S. government agencies	1,954	(53)	21,480	(2,919)	23,434	(2,972)
U.S. agency mortgage-backed securities	26,500	(2,248)	19,801	(3,106)	46,301	(5,354)
U.S. agency collateralized mortgage obligations	18,841	(1,433)	10,553	(1,422)	29,394	(2,855)
Non-Agency MBS/CMO	51,874	(3,496)	-	-	51,874	(3,496)
Asset-backed securities	55,024	(1,414)	26,724	(948)	81,748	(2,362)
Corporate bonds	39,611	(2,961)	28,734	(4,518)	68,345	(7,479)
Obligations of states & political subdivisions	161,641	(25,872)	56,674	(16,433)	218,315	(42,305)

Total temporarily impaired securities	383,564	(40,093)	168,279	(30,017)	551,843	(70,110)

As of December 31, 2021
U.S. Treasuries	4,959	(22)	-	-	4,959	(22)
U.S. government agencies	16,386	(519)	7,375	(123)	23,761	(642)
U.S. agency mortgage-backed securities	24,090	(468)	2,458	(10)	26,548	(478)
U.S. agency collateralized mortgage obligations	14,206	(66)	2,965	(15)	17,171	(81)
Asset-backed securities	50,466	(338)	2,826	(46)	53,292	(384)
Corporate bonds	44,907	(528)	-	-	44,907	(528)
Obligations of states & political subdivisions	70,021	(1,043)	6,023	(146)	76,044	(1,189)

Total temporarily impaired securities	225,035	(2,984)	21,647	(340)	246,682	(3,324)

In the debt security portfolio there were 396 positions carrying unrealized losses as of September 30, 2022. There were no instruments considered to be other-than-temporarily impaired at September 30, 2022.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2022 and December 31, 2021.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2022
CRA-qualified mutual funds	7,299	-	-	7,299
Bank stocks	1,660	73	(81)	1,652
Total equity securities	8,959	73	(81)	8,951

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2021
CRA-qualified mutual funds	7,240	-	-	7,240
Bank stocks	1,570	184	(12)	1,742
Total equity securities	8,810	184	(12)	8,982

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2022 and 2021, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2022 and 2021.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Net (losses) gains recognized in equity securities during the period	9	32	(129)	256

Less: Net gains realized on the sale of equity securities during the period	-	3	51	99

Unrealized gains (losses) recognized in equity securities held at reporting date	9	29	(180)	157

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2022, and December 31, 2021:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2022	2021
	$	$
Commercial real estate
Commercial mortgages	207,480	177,396
Agriculture mortgages	212,351	203,725
Construction	80,008	19,639
Total commercial real estate	499,839	400,760

Consumer real estate (a)
1-4 family residential mortgages	366,534	317,037
Home equity loans	13,268	11,181
Home equity lines of credit	93,704	75,698
Total consumer real estate	473,506	403,916

Commercial and industrial
Commercial and industrial	80,964	65,615
Tax-free loans	26,398	23,009
Agriculture loans	25,520	20,717
Total commercial and industrial	132,882	109,341

Consumer	5,755	5,132

Gross loans prior to deferred fees	1,111,982	919,149

Deferred loan costs, net	2,522	1,755
Allowance for credit losses	(14,150)	(12,931)
Total net loans	1,100,354	907,973

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $304,479,000 and $289,263,000 as of September 30, 2022 and December 31, 2021, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
September 30, 2022	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	205,221	202,861	76,962	72,960	26,398	25,222	609,624
Special Mention	-	4,576	3,046	5,328	-	43	12,993
Substandard	2,259	4,914	-	2,676	-	255	10,104
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	207,480	212,351	80,008	80,964	26,398	25,520	632,721

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2021	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	172,540	192,943	13,544	57,214	23,009	19,980	479,230
Special Mention	2,443	2,542	6,095	4,657	-	90	15,827
Substandard	2,413	8,240	-	3,744	-	647	15,044
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	177,396	203,725	19,639	65,615	23,009	20,717	510,101

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2022 and December 31, 2021:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
September 30, 2022	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	366,363	12,918	93,704	5,747	478,732
Non-performing	-	-	-	8	8

Total	366,363	12,918	93,704	5,755	478,740

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
December 31, 2021	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	316,722	11,181	75,659	5,132	408,694
Non-performing	315	-	39	-	354

Total	317,037	11,181	75,698	5,132	409,048

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2022 and December 31, 2021:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable > 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
September 30, 2022	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	-	-	1,087	1,087	206,914	208,001	140
Agriculture mortgages	-	22	3,355	3,377	208,974	212,351	-
Construction	-	-	-	-	80,008	80,008	-
Consumer real estate
1-4 family residential mortgages	502	-	-	502	365,861	366,363	-
Home equity loans	17	12	-	29	12,889	12,918	-
Home equity lines of credit	73	-	-	73	93,631	93,704	-
Commercial and industrial
Commercial and industrial	7	6	203	216	80,748	80,964	-
Tax-free loans	-	-	-	-	26,398	26,398	-
Agriculture loans	-	-	-	-	25,520	25,520	-
Consumer	29	1	8	38	5,717	5,755	8
Total	628	41	4,653	5,322	1,106,660	1,111,982	148

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable
			Greater				> 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	22	-	184	206	177,190	177,396	-
Agriculture mortgages	232	-	1,838	2,070	201,655	203,725	-
Construction	-	-	-	-	19,639	19,639	-
Consumer real estate
1-4 family residential mortgages	1,464	68	315	1,847	315,190	317,037	276
Home equity loans	19	-	-	19	11,162	11,181	-
Home equity lines of credit	-	-	39	39	75,659	75,698	39
Commercial and industrial
Commercial and industrial	43	-	395	438	65,177	65,615	10
Tax-free loans	-	-	-	-	23,009	23,009	-
Agriculture loans	-	9	110	119	20,598	20,717	-
Consumer	22	-	-	22	5,110	5,132	-
Total	1,802	77	2,881	4,760	914,389	919,149	325

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2022 and December 31, 2021:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2022	2021
	$	$

Commercial real estate
Commercial mortgages	948	184
Agriculture mortgages	3,355	1,838
Construction	-	-
Consumer real estate
1-4 family residential mortgages	-	39
Home equity loans	-	-
Home equity lines of credit	-	-
Commercial and industrial
Commercial and industrial	203	385
Tax-free loans	-	-
Agriculture loans	-	110
Consumer	-	-
Total	4,506	2,556

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

As of September 30, 2022 and December 31, 2021, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2022 and September 30, 2021, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Average recorded balance of impaired loans	5,028	2,012	4,012	4,392
Interest income recognized on impaired loans	5	38	19	176

No loan modifications were made during the first nine months of 2022 or 2021 that would be considered a troubled debt restructuring (TDR). A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loan was $456,000 as of September 30, 2022. This TDR is not non-accrual.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of September 30, 2022 and December 31, 2021:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid
	Recorded	Principal	Related
September 30, 2022	Investment	Balance	Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	948	1,006	-
Agriculture mortgages	3,811	3,923	-
Construction	-	-	-
Total commercial real estate	4,759	4,929	-

Commercial and industrial
Commercial and industrial	194	199	-
Tax-free loans	-	-	-
Agriculture loans	-	-	-
Total commercial and industrial	194	199	-

Total with no related allowance	4,953	5,128	-

With an allowance recorded:
Commercial real estate
Commercial mortgages	-	-	-
Agriculture mortgages	-	-	-
Construction	-	-	-
Total commercial real estate	-	-	-

Commercial and industrial
Commercial and industrial	9	9	9
Tax-free loans	-	-	-
Agriculture loans	-	-	-
Total commercial and industrial	9	9	9

Total with a related allowance	9	9	9

Total by loan class:
Commercial real estate
Commercial mortgages	948	1,006	-
Agriculture mortgages	3,811	3,923	-
Construction	-	-	-
Total commercial real estate	4,759	4,929	-

Commercial and industrial
Commercial and industrial	203	208	9
Tax-free loans	-	-	-
Agriculture loans	-	-	-
Total commercial and industrial	203	208	9

Total	4,962	5,137	9

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid
	Recorded	Principal	Related
December 31, 2021	Investment	Balance	Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	223	263	-
Agriculture mortgages	2,055	2,066	-
Construction	-	-	-
Total commercial real estate	2,278	2,329	-

Commercial and industrial
Commercial and industrial	385	438	-
Tax-free loans	-	-	-
Agriculture loans	-	-	-
Total commercial and industrial	385	438	-

Total with no related allowance	2,663	2,767	-

With an allowance recorded:
Commercial real estate
Commercial mortgages	-	-	-
Agriculture mortgages	551	559	37
Construction	-	-	-
Total commercial real estate	551	559	37

Commercial and industrial
Commercial and industrial	-	-	-
Tax-free loans	-	-	-
Agriculture loans	110	111	110
Total commercial and industrial	110	111	110

Total with a related allowance	661	670	147

Total by loan class:
Commercial real estate
Commercial mortgages	223	263	-
Agriculture mortgages	2,606	2,625	37
Construction	-	-	-
Total commercial real estate	2,829	2,888	37

Commercial and industrial
Commercial and industrial	385	438	-
Tax-free loans	-	-	-
Agriculture loans	110	111	110
Total commercial and industrial	495	549	110

Total	3,324	3,437	147

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2022:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2021	6,263	3,834	2,112	87	635	12,931

Charge-offs	(65)	-	-	(1)	-	(66)
Recoveries	-	3	10	1	-	14
Provision	(90)	41	193	(16)	(28)	100

Balance - March 31, 2022	6,108	3,878	2,315	71	607	12,979

Charge-offs	-	-	(41)	-	-	(41)
Recoveries	2	3	12	1	-	18
Provision	(239)	834	255	(28)	(172)	650

Balance - June 30, 2022	5,871	4,715	2,541	44	435	13,606

Charge-offs	-	-	(18)	(15)	-	(33)
Recoveries	10	3	13	1	-	27
Provision	529	108	(109)	34	(12)	550

Balance - September 30, 2022	6,410	4,826	2,427	64	423	14,150

During the nine months ended September 30, 2022, management charged off $140,000 in loans while recovering $59,000 and added $1,300,000 to the provision. The unallocated portion of the allowance decreased from 4.9% of total reserves as of December 31, 2021, to 3.0% as of September 30, 2022.

During the nine months ended September 30, 2022, net provision expense was recorded for all sectors except the consumer sector where a small credit provision was recorded. The provision expense for the commercial real estate, consumer real estate, and commercial and industrial sectors was primarily related to growth in those sectors of the loan portfolio through September 30, 2022, while the credit provision in the consumer sector was primarily related to declining qualitative factors in several areas since September 30, 2021.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2021:

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

During the nine months ended September 30, 2021, management charged off $30,000 in loans while recovering $32,000 and added $125,000 to the provision. The unallocated portion of the allowance increased from 4.3% of total reserves as of December 31, 2020, to 7.8% as of September 30, 2021. Net provision expense was recorded for all loan sectors. The higher provision in the commercial real estate sector was due to growth in this portfolio of loans since December 31, 2020, as well as an increase in the qualitative factor related to the trends in the nature and volume of this sector. There were minimal charge-offs and recoveries recorded during the nine months ended September 30, 2021, so the provision expense was primarily related to an increase in loan balances as well as slightly higher unallocated portion of the allowance.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2022 and December 31, 2021:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
As of September 30, 2022:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	-	-	9	-	-	9
Ending balance: collectively evaluated for impairment	6,410	4,826	2,418	64	423	14,141

Loans receivable:
Ending balance	499,839	473,506	132,882	5,755		1,111,982
Ending balance: individually evaluated for impairment	4,759	-	203	-		4,962
Ending balance: collectively evaluated for impairment	495,080	473,506	132,679	5,755		1,107,020

	Commercial	Consumer	Commercial
As of December 31, 2021:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	37	-	110	-	-	147
Ending balance: collectively evaluated for impairment	6,226	3,834	2,002	87	635	12,784

Loans receivable:
Ending balance	400,760	403,916	109,341	5,132		919,149
Ending balance: individually evaluated for impairment	2,829	-	495	-		3,324
Ending balance: collectively evaluated for impairment	397,931	403,916	108,846	5,132		915,825
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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	32,432	-	-	32,432
U.S. government agencies	-	24,635	-	24,635
U.S. agency mortgage-backed securities	-	46,301	-	46,301
U.S. agency collateralized mortgage obligations	-	29,454	-	29,454
Non-agency MBS/CMO	-	51,874	-	51,874
Asset-backed securities	-	81,748	-	81,748
Corporate bonds	-	74,356	-	74,356
Obligations of states & political subdivisions	-	218,846	-	218,846
Equity securities	8,951	-	-	8,951

Total securities	41,383	527,214	-	568,597

On September 30, 2022, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments excluding U. S. Treasuries were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasuries, CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2022, the CRA fund investments had a $7,299,000 book and fair market value and the bank stock portfolio had a book value of $1,660,000, and fair market value of $1,652,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	14,813	-		14,813
U.S. government agencies	-	29,021	-	29,021
U.S. agency mortgage-backed securities	-	51,988	-	51,988
U.S. agency collateralized mortgage obligations	-	31,077	-	31,077
Asset-backed securities	-	101,219	-	101,219
Corporate bonds	-	82,509	-	82,509
Obligations of states & political subdivisions	-	247,466	-	247,466
Equity securities	8,982	-	-	8,982

Total securities	23,795	543,280	-	567,075

On December 31, 2021, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued excluding U.S. Treasuries using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasuries, CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2021, the CRA fund investments had a $7,240,000 book and market value and the bank stocks had a book value of $1,570,000 and a market value of $1,742,000.

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$-	$-	$4,953	$4,953
Total	$-	$-	$4,953	$4,953

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$-	$-	$3,177	$3,177
Total	$-	$-	$3,177	$3,177

The Corporation had a total of $4,962,000 of impaired loans as of September 30, 2022, with $9,000 of specific allocation against these loans and $3,324,000 of impaired loans as of December 31, 2021, with $147,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	$4,953	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	$3,177	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2022
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	50,576	50,576	50,576	-	-
Regulatory stock	5,897	5,897	5,897	-	-
Loans held for sale	5,131	5,131	5,131	-	-
Loans, net of allowance	1,100,354	1,040,658	-	-	1,040,658
Mortgage servicing assets	2,043	2,828	-	-	2,828
Accrued interest receivable	6,407	6,407	6,407	-	-
Bank owned life insurance	35,995	35,995	35,995	-	-

Financial Liabilities:
Demand deposits	670,563	670,563	670,563	-	-
Interest-bearing demand deposits	81,855	81,855	81,855	-	-
NOW accounts	129,390	129,390	129,390	-	-
Money market deposit accounts	260,141	260,141	260,141	-	-
Savings accounts	369,230	369,230	369,230	-	-
Time deposits	120,670	116,598	-	-	116,598
Total deposits	1,631,849	1,627,777	1,511,179	-	116,598

Long-term debt	44,206	44,206	-	-	44,206
Short-term borrowings	15,000	15,000
Subordinated debt	39,356	36,745	-	-	36,745
Accrued interest payable	781	781	781	-	-

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2021
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	158,449	158,449	158,449	-	-
Regulatory stock	5,380	5,380	5,380	-	-
Loans held for sale	3,194	3,194	3,194	-	-
Loans, net of allowance	907,973	914,251	-	-	914,251
Mortgage servicing assets	1,768	2,129	-	-	2,129
Accrued interest receivable	5,152	5,152	5,152	-	-
Bank owned life insurance	35,414	35,414	35,414	-	-

Financial Liabilities:
Demand deposits	686,278	686,278	686,278	-	-
Interest-bearing demand deposits	63,015	63,015	63,015	-	-
NOW accounts	139,366	139,366	139,366	-	-
Money market deposit accounts	168,327	168,327	168,327	-	-
Savings accounts	341,291	341,291	341,291	-	-
Time deposits	113,936	113,919	-	-	113,919
Total deposits	1,512,213	1,512,196	1,398,277	-	113,919

Long-term debt	44,206	43,060	-	-	43,060
Subordinated debt	19,680	19,088	-	-	19,680
Accrued interest payable	255	255	255	-	-

6.Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2022, firm loan commitments were $98.1 million, unused lines of credit were $449.5 million, and open letters of credit were $10.4 million. The total of these commitments was $558.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7.Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive income (loss)	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)

Other comprehensive loss before reclassifications	(16,518)
Amount reclassified from accumulated other comprehensive income (loss)	-
Period change	(16,518)

Balance at June 30, 2022	(36,816)

Other comprehensive loss before reclassifications	(18,565)
Amount reclassified from accumulated other comprehensive income (loss)	-
Period change	(18,565)

Balance at September 30, 2022	(55,381)

Balance at December 31, 2020	7,958
Other comprehensive loss before reclassifications	(4,964)
Amount reclassified from accumulated other comprehensive income (loss)	(70)
Period change	(5,034)

Balance at March 31, 2021	2,924

Other comprehensive loss before reclassifications	4,654
Amount reclassified from accumulated other comprehensive income (loss)	(216)
Period change	4,438

Balance at June 30, 2021	7,362

Other comprehensive loss before reclassifications	(2,759)
Amount reclassified from accumulated other comprehensive income (loss)	(277)
Period change	(3,036)

Balance at September 30, 2021	4,326

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2022	2021	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains, reclassified into earnings	-	350	Gains on the sale of debt securities, net
Related income tax expense	-	(73)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	277

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2022	2021	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains (losses), reclassified into earnings	139	711	Gains on the sale of debt securities, net
Related income tax expense	(29)	(149)	Provision for federal income taxes
Net effect on accumulated other comprehensive income for the period	110	562

(1) Amounts in parentheses indicate debits.

8.Recently Issued Accounting Standards

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

Results of Operations

Overview

The first nine months of 2022 were positively impacted by a number of items resulting in solid financial results, but in comparison to the prior year, the results were not as strong due to a number of non-recurring income items in the first nine months of 2021. The prior year was positively impacted by greater amounts of Paycheck Protection Program (PPP) fees on forgiven loans as well as record mortgage gains due to increased refinance activity stemming from the low interest rate environment. The first nine months of 2022 experienced a sharp increase in market interest rates, less income earned from PPP fees, and a slowing of mortgage gains.

The Corporation recorded net income of $4,009,000 for the three-month period ended September 30, 2022, a $130,000, or 3.1% decrease from the three months ended September 30, 2021. Net income for the nine-month period was $9,758,000, a $2,436,000, or 20.0% decrease from earnings in the nine-month period ended September 30, 2021. The earnings per share, basic and diluted, were $0.71 for the three months ended September 30, 2022, compared to $0.74 for the same period in 2021, and for the year-to-date period, earnings per share were $1.74 compared to $2.19 in 2021.

The Corporation’s net interest income (NII) increased by $2,961,000, or 27.9%, and $6,247,000, or 20.8%, for the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increase in NII primarily resulted from an increase in interest and fees on loans of $2,036,000, or 22.7%, and $3,816,000, or 14.9%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Additionally, interest on securities available for sale increased by $1,412,000, or 61.0%, for the three-month period ended September 30, 2022, and $2,684,000, or 40.7%, for the nine-month period ended September 30, 2022, compared to the three and nine months ended September 30, 2021. In addition, interest expense on deposits and borrowings increased by $594,000, or 75.3%, and $405,000, or 16.6%, for the three and nine months ended September 30, 2022, compared to the same periods in the prior year.

The Corporation recorded a $550,000 provision for loan losses in the third quarter of 2022, and $1,300,000 for the year-to-date period, compared to a credit provision of $250,000 in the third quarter of 2021, and a year-to-date provision of $125,000 through September 30, 2021. The higher provision in 2022 was primarily caused by a significantly greater amount of loan growth.

Other income was lower in 2022 compared to the prior year primarily as a result of lower levels of mortgage and security gains. The gains from the sale of mortgages were $186,000 for the three months ended September 30, 2022, compared to gains of $1,206,000 for the three months ended September 30, 2021, a decrease of $1,020,000, or 84.6%. For the nine-month period, gains were $1,249,000, compared to $4,381,000 for the nine months ended September 30, 2021, a decrease of $3,132,000, or 71.5%. The decrease in mortgage gains can be primarily attributed to the rapid rise in mortgage rates during the first nine months of 2022 which has caused customer activity to shift from fixed-rate mortgages that were sold on the secondary market, to adjustable rate mortgages held on the Corporation’s balance sheet. Similarly, gains on securities in total decreased by $373,000, or 97.6%, for the three months ended September 30, 2022, and $957,000, or 99.0%, for the nine months ended September 30, 2022, compared to the same periods in the prior year. Outside of mortgage and security gains, other non-interest income increased by $434,000, or 17.0%, and $430,000, or 5.3%, for the three and nine months ended September 30, 2022. Operating expenses increased by $1,395,000, or 13.8%, and $4,597,000, or 15.9%, for the three and nine months ended September 30, 2022, compared to the same periods in the prior year. This increase can be primarily attributed to the rising cost of salaries and employee benefits as well as higher computer software and data processing expenses.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The ROA decreased for the quarter-to-date and year-to-date periods ended September 30, 2022, compared to the same periods in the prior year, due to lower earnings in 2022 and higher average assets in 2022. The ROE increased for the quarter-to-quarter period due to the decline in average equity as a result of the fair value adjustment on debt securities. The ROE for the year-to-date period declined slightly due to lower income in 2022.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Return on Average Assets	0.89%	1.03%	0.75%	1.06%
Return on Average Equity	15.63%	11.91%	11.49%	12.25%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. During the nine months ended September 30, 2022, NII generated 78.6% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 68.8% in the first nine months of 2021. This increase is a result of higher levels of NII in the first nine months of 2022 as well as lower non-interest income compared to 2021. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $314,000 for the three months ended September 30, 2022, and $934,000 for the nine months ended September 30, 2022, compared to $291,000 and $848,000 for the same periods in 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Total interest income	14,972	11,417	39,135	32,483
Total interest expense	1,383	789	2,851	2,446

Net interest income	13,589	10,628	36,284	30,037
Tax equivalent adjustment	314	291	934	848

Net interest income (fully taxable equivalent)	13,903	10,919	37,218	30,885

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2021, longer-term U.S. Treasury rates increased adding some slope to the yield curve, but asset yields were still constrained. In the first nine months of 2022, interest rates increased much more dramatically in anticipation of the first Federal Reserve rate movement which happened in mid-March. The Fed subsequently increased rates four additional times through September 30, 2022. The overnight rate started the year at 0.25% and stood at 3.25% as of September 30, 2022.

As a result of a larger balance sheet in the first nine months of 2022, even with low asset yields, the Corporation’s NII on a tax equivalent basis increased and the Corporation’s margin increased to 3.19% for the quarter and 2.96% for the nine months ended September 30, 2022, compared to 2.89% in the third quarter of 2021 and 2.82% for the year-to-date period ended September 30, 2021. The Corporation’s NII for the three and nine months ended September 30, 2022, increased over the same periods in 2021 by $2,985,000, or 27.3% and $6,333,000, or 20.5%, respectively. Management’s asset liability sensitivity shows a decline to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have shown higher NII with interest rate increases, but the current cost of funds would increase dramatically should the Federal Reserve rate increases continue at the same levels. In a down-rate environment, the margin and NII would also suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2021, security reinvestment had generally been occurring at lower yields. With higher Treasury rates in 2022, variable-rate security yields have increased and the increase in balances has helped to increase NII during the first nine months of 2022.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(18)	56	38	(7)	87	80

Securities available for sale:
Taxable	190	1,197	1,387	670	1,859	2,529
Tax-exempt	90	(23)	67	374	(119)	255
Total securities	280	1,174	1,454	1,044	1,740	2,784

Loans	2,044	7	2,051	4,226	(374)	3,852
Regulatory stock	2	34	36	(8)	30	22

Total interest income	2,308	1,271	3,579	5,255	1,483	6,738

INTEREST EXPENSE

Deposits:
Demand deposits	12	364	376	25	441	466
Savings deposits	3	—	3	9	—	9
Time deposits	(9)	(40)	(49)	(28)	(156)	(184)
Total deposits	6	324	330	6	285	291

Borrowings:
Total borrowings	246	18	264	170	(56)	114

Total interest expense	252	342	594	176	229	405

NET INTEREST INCOME	2,056	929	2,985	5,079	1,254	6,333

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables show a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

	For the Three Months Ended September 30,
	2022			2021
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	15,294	55	1.42	44,259	17	0.15

Securities available for sale:
Taxable	434,872	2,720	2.50	385,330	1,333	1.38
Tax-exempt	206,493	1,336	2.59	192,614	1,269	2.64
Total securities (d)	641,365	4,056	2.53	577,944	2,602	1.80

Loans (a)	1,078,955	11,074	4.10	879,836	9,023	4.09

Regulatory stock	6,032	101	6.71	5,807	65	4.45

Total interest earning assets	1,741,646	15,286	3.51	1,507,846	11,707	3.10

Non-interest earning assets (d)	52,736			86,494

Total assets	1,794,382			1,594,340

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	431,947	420	0.39	352,448	44	0.05
Savings deposits	371,063	19	0.02	325,018	16	0.02
Time deposits	112,188	169	0.60	117,041	218	0.74
Borrowed funds	101,450	775	3.03	69,247	511	2.93
Total interest bearing liabilities	1,016,648	1,383	0.54	863,754	789	0.39

Non-interest bearing liabilities:

Demand deposits	668,287			588,125
Other	7,690			4,616

Total liabilities	1,692,625			1,456,495

Stockholders' equity	101,757			137,845

Total liabilities & stockholders' equity	1,794,382			1,594,340

Net interest income (FTE)		13,903			10,918

Net interest spread (b)			2.97			2.71
Effect of non-interest
bearing deposits			0.22			0.18
Net yield on interest earning assets (c)			3.19			2.89

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,360,000 as of September 30, 2022, and $872,000 as of September 30, 2021.  Such fees and costs recognized through income and included in the interest amounts totaled $92,000 in 2022, and $617,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2022			2021
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	45,260	139	0.41	50,598	59	0.16

Securities available for sale:
Taxable	417,802	6,225	1.98	359,530	3,696	1.38
Tax-exempt	203,711	3,975	2.60	184,663	3,720	2.69
Total securities (d)	621,513	10,200	2.19	544,193	7,416	1.82

Loans (a)	1,002,612	29,498	3.93	859,141	25,646	3.98

Regulatory stock	5,742	232	5.38	5,964	210	4.69

Total interest earning assets	1,675,127	40,069	3.19	1,459,896	33,331	3.02

Non-interest earning assets (d)	64,565			82,233

Total assets	1,739,692			1,542,129

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	397,487	586	0.20	338,365	120	0.05
Savings deposits	364,704	55	0.02	308,245	46	0.02
Time deposits	113,366	527	0.62	118,071	711	0.81
Borrowed funds	79,923	1,683	2.82	71,945	1,569	2.92
Total interest bearing liabilities	955,480	2,851	0.40	836,626	2,446	0.39

Non-interest bearing liabilities:

Demand deposits	663,950			567,408
Other	6,705			5,006

Total liabilities	1,626,135			1,409,040

Stockholders' equity	113,557			133,089

Total liabilities & stockholders' equity	1,739,692			1,542,129

Net interest income (FTE)		37,218			30,885

Net interest spread (b)			2.79			2.63
Effect of non-interest
bearing deposits			0.17			0.19
Net yield on interest earning assets (c)			2.96			2.82

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,238,000 as of September 30, 2022, and $834,000 as of September 30, 2021.  Such fees and costs recognized through income and included in the interest amounts totaled $54,000 in 2022, and $990,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities increased by $63.4 million, or 11.0%, for the three months ended September 30, 2022, and $77.3 million, or 14.2%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The tax equivalent yield on investments increased by 73 basis points for the quarter-to-date period and 37 basis points for the year-to-date period when comparing both years. Interest income on securities increased due to this yield increase as well as volume growth which was caused by an excess of liquidity in 2021 and early 2022 as a result of the low-rate environment that caused a large influx of deposits.

Average balances on loans increased by $199.1 million, or 22.6%, for the three months ended September 30, 2022, and $143.5 million, or 16.7%, for the nine months ended September 30, 2022, compared to the same periods in the prior year. This loan growth was primarily driven by a strategic desire to increase earning assets with a renewed focus on internal sales culture. Loan yields increased by one basis point for the quarter, but declined by five basis points for the year-to-date period and loan interest income increased for both time frames due to the increase in loan balances. The quarter-to-date increase in loan interest income was $2,051,000, or 22.7%, and the year-to-date increase was $3,852,000, or 15.0%.

The average balance of interest-bearing deposit accounts increased by $120.7 million, or 15.2%, and $110.9 million, or 14.5%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. While the average balance of time deposits did decrease for both the quarter and year-to-date time periods, the average balance on demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on demand deposits increased for both of these time periods, while the interest rate on savings accounts remained the same and the rate on time deposits declined. The combination of these changes resulted in an increase in interest expense of $330,000, or 118.7%, for the three months ended September 30, 2022, and an increase in interest expense of $291,000, or 33.2%, for the nine months ended September 30, 2022, compared to the same periods in 2021.

The Corporation’s average balance on borrowed funds increased by $32.2 million, or 46.5%, for the three months ended September 30, 2022, and $8.0 million, or 11.1%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The Corporation’s borrowed funds consist of Federal Home Loan Bank (FHLB) advances and subordinated debt issued in December of 2020 and July 2022, which was used to support capital growth for the Bank. The increase in borrowed funds for the quarter-to-date period is due to $20.0 million of short-term advances initiated in the second quarter of 2022 to support loan growth. Additionally, the Corporation issued $20.0 million of subordinated debt in July of 2022. The rate paid on borrowed funds increased by 10 basis points for the three months ended September 30, 2022, and decreased 10 basis points for the nine months ended September 30, 2022, compared to the same periods in the prior year. This increase in rate can be attributed to the new issuance of subordinated debt.

For the three months ended September 30, 2022, the net interest spread increased by twenty-six basis points to 2.97%, compared to 2.71% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the net interest spread increased by 16 basis points to 2.79%, compared to 2.63% for the nine months ended September 30, 2022. The effect of non-interest bearing funds increased to 22 basis points from 18 basis points for the three months ended September 30, 2022, and decreased to 17 basis points from 19 basis points for the nine months ended September 30, 2022, compared to the same periods in 2021. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s net interest margin (NIM) for the third quarter of 2022 was 3.19%, compared to 2.89% for the third quarter of 2021. For the year-to-date period, the Corporation’s NIM was 2.96%, compared to 2.82% for the same period in 2021.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $550,000 for the third quarter of 2022, compared to a $250,000 credit provision recorded for the third quarter of 2021. For the year-to-date period, the Corporation recorded provision expense of $1,300,000 compared to $125,000 in 2021. The provision expense was higher in both time periods due to loan growth partially offset by a lower balance of classified loans. As of September 30, 2022, the allowance as a percentage of total loans was 1.27%, compared to 1.41% at September 30, 2021. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2022 was $3,180,000, a decrease of $959,000, or 23.2%, compared to the $4,139,000 earned during the third quarter of 2021. For the year-to-date period ended September 30, 2022, other income totaled $9,875,000, a decrease of $3,659,000, or 27.0%, compared to the same period in 2021. The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	$	$	$	%

Trust and investment services	680	540	140	25.9
Service charges on deposit accounts	361	282	79	28.0
Other fees	430	336	94	28.0
Commissions	941	945	(4)	(0.4)
Net gains (losses) on debt and equity securities	9	382	(373)	(97.6)
Gains on sale of mortgages	186	1,206	(1,020)	(84.6)
Earnings on bank owned life insurance	242	218	24	11.0
Other miscellaneous income	331	230	101	43.9

Total other income	3,180	4,139	(959)	(23.2)

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
	$	$	$	%

Trust and investment services	1,979	1,746	233	13.3
Service charges on deposit accounts	987	776	211	27.2
Other fees	1,076	1,141	(65)	(5.7)
Commissions	2,762	2,761	1	0.0
Net gains (losses) on debt and equity securities	10	967	(957)	(99.0)
Gains on sale of mortgages	1,249	4,381	(3,132)	(71.5)
Earnings on bank owned life insurance	667	636	31	4.9
Other miscellaneous income	1,145	1,126	19	1.7

Total other income	9,875	13,534	(3,659)	(27.0)

Trust and investment services income increased for both time periods primarily as a result of higher fees on trust accounts partially offset by lower income related to the investment services area. Service charges on deposit accounts increased by 28.0% for the quarter and 27.2% for the year-to-date period, primarily as a result of higher overdraft charges and higher excess transaction charges in both time periods. Other fees increased by 28.0% for the quarter and decreased by 5.7% for the year-to-date period. Gains and losses on debt and equity securities were lower in 2022 driven by higher interest rates which has resulted in fewer opportunities to sell investment securities at gains. Mortgage gains declined by $1,020,000, or 84.6%, and $3,132,000, or 71.5%, in the third quarter and for the nine months ended September 30, 2022, compared to the same periods in the prior year. This was primarily a result of the rapid increase in interest rates during 2022 that resulted in very low margins on mortgages sold and fewer mortgages sold on the secondary market as customers turned to adjustable rate mortgages in 2022. Earnings on bank-owned life insurance increased as a result of the purchase of additional BOLI policies. The miscellaneous income category was higher for the quarter and for the year-to-date period in 2022 primarily as a result of higher mortgage servicing income.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the third quarter of 2022 were $11,513,000, an increase of $1,395,000, or 13.8%, compared to the $10,118,000 for the third quarter of 2021. For the year-to-date period ended September 30, 2022, operating expenses totaled $33,598,000, an increase of $4,597,000, or 15.9%, compared to the same period in 2021. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2022, compared to the same periods in 2021.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	6,607	6,142	465	7.6
Occupancy expenses	713	654	59	9.0
Equipment expenses	312	255	57	22.4
Advertising & marketing expenses	259	282	(23)	(8.2)
Computer software & data processing expenses	1,727	1,097	630	57.4
Shares tax	351	322	29	9.0
Professional services	720	535	185	34.6
Other operating expenses	824	831	(7)	(0.8)
Total Operating Expenses	11,513	10,118	1,395	13.8

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	19,826	17,800	2,026	11.4
Occupancy expenses	2,125	1,972	153	7.8
Equipment expenses	913	806	107	13.3
Advertising & marketing expenses	833	717	116	16.2
Computer software & data processing expenses	4,251	3,297	954	28.9
Bank shares tax	1,053	876	177	20.2
Professional services	1,983	1,572	411	26.1
Other operating expenses	2,614	1,961	653	33.3
Total Operating Expenses	33,598	29,001	4,597	15.9

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the three months ended September 30, 2022, salaries and benefits increased $465,000, or 7.6%, compared to 2021. For the nine months ended September 30, 2022, salaries and benefits increased $2,026,000, or 11.4%, from the year-to-date period in the prior year. This was primarily due to higher costs to replace employees who retired or left the organization due to nationwide, regional, and local staffing challenges, a realignment of salaries company-wide with market norms, and an accrual for the Corporation’s bank-wide incentive program. Occupancy and equipment expenses are higher than the prior year primarily due to the addition of a community lending office as well as a full service branch office. Advertising and marketing expenses increased by 16.2%, for the year-to-date period, due to promoting new market areas as well as new products and services. Computer software and data processing expenses increased as a result of higher technology costs as new systems are implemented to support the ongoing growth and efficiency of the Corporation and increased volumes due to a larger customer base. Shares tax expense is based on the Corporation’s level of stockholders’ equity and has grown substantially, commensurate with the growth in stockholders’ equity. Professional services expenses increased in the third quarter and the nine months ended September 30, 2022, compared to the prior year driven by higher legal fees and other outside services. Other operating expenses increased over the prior year primarily as a result of higher FDIC and OCC assessment costs, higher fraud-related charges-offs, higher travel costs, and miscellaneous other operating costs that are increasing to a lesser degree.

Income Taxes

Federal income tax expense was $697,000 for the third quarter of 2022 compared to $760,000 for the same period in 2021. For the nine months ended September 30, 2022, the Corporation recorded Federal income tax expense of $1,503,000, compared to $2,251,000 for the nine months ended September 30, 2021. The effective tax rate for the Corporation was 13.3% for the nine months ended September 30, 2022, and 15.6% for the nine months ended September 30, 2021. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate and the effective tax rate for the first nine months of 2022 was lower than the prior year due to an increased level of tax-free assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2022, the Corporation had $560 million of securities available for sale, which accounted for 30.7% of assets, compared to 32.5% as of December 31, 2021, and 35.1% as of September 30, 2021. Based on ending balances, the securities portfolio decreased 0.3% from September 30, 2021, and increased 0.3% from December 31, 2021.

The debt securities portfolio was showing a net unrealized loss of $70,102,000 as of September 30, 2022, compared to an unrealized gain of $4,356,000 as of December 31, 2021, and $5,477,000 as of September 30, 2021. The valuation of the Corporation’s debt securities portfolio is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. With the dramatic increase in rates during the nine months ended September 30, 2022, the valuation of the bond portfolio decreased rapidly. Because the bonds are recorded at market value on the Corporation’s balance sheet, the unrealized losses, net of deferred taxes, are recorded as accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Earnings, net of dividends paid, positively impacted the Corporation’s stockholders’ equity levels through September 30, 2022, but the accumulated other comprehensive loss on the bond portfolio had a negative impact.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended September 30, 2022, December 31, 2021 and September 30, 2021.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD
(DOLLARS IN THOUSANDS)
		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2022
U.S. treasuries	35,719	(3,287)	32,432
U.S. government agencies	27,606	(2,971)	24,635
U.S. agency mortgage-backed securities	51,655	(5,354)	46,301
U.S. agency collateralized mortgage obligations	32,309	(2,855)	29,454
Non-agency MBS/CMO	55,370	(3,496)	51,874
Asset-backed securities	84,110	(2,362)	81,748
Corporate bonds	81,829	(7,473)	74,356
Obligations of states and political subdivisions	261,150	(42,304)	218,846
Total debt securities, available for sale	629,748	(70,102)	559,646
Equity securities	8,959	(8)	8,951
Total securities	638,707	(70,110)	568,597

December 31, 2021
U.S. Treasuries	14,821	(8)	14,813
U.S. government agencies	29,613	(592)	29,021
U.S. agency mortgage-backed securities	51,964	24	51,988
U.S. agency collateralized mortgage obligations	30,917	160	31,077
Asset-backed securities	100,998	221	101,219
Corporate bonds	82,617	(108)	82,509
Obligations of states and political subdivisions	242,807	4,659	247,466
Total debt securities	553,737	4,356	558,093
Equity securities	8,810	172	8,982
Total securities	562,547	4,528	567,075

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2021
U.S. treasuries	4,981	17	4,998
U.S. government agencies	29,616	(335)	29,281
U.S. agency mortgage-backed securities	56,941	521	57,462
U.S. agency collateralized mortgage obligations	33,173	420	33,593
Asset-backed securities	100,722	721	101,443
Corporate bonds	84,264	710	84,974
Obligations of states and political subdivisions	246,413	3,423	249,836
Total debt securities, available for sale	556,110	5,477	561,587
Equity securities	8,740	104	8,844
Total securities	564,850	5,581	570,431

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
•	Relative performance of the various instruments, including spread to U.S. Treasuries
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

The investment policy of the Corporation establishes guidelines to promote diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk.

The Corporation’s U.S. Treasury sector increased $17.6 million during the first nine months of 2022, resulting in a 119.0% increase in this sector. This sector represents a safe credit at a market-appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $4.4 million, or 15.1%, since December 31, 2021. Management has purchased Non-agency mortgage backed securities (MBS) and collateralized mortgage obligation (CMO) securities since December 31, 2021 which has brought the portfolio to $51.9 million as of September 30, 2022, or 9.1% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment.

The Corporation’s U.S. agency MBS and CMO sectors have decreased since December 31, 2021, with MBS decreasing $5.7 million, or 10.9%, and CMOs decreasing $1.6 million, or 5.2%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The Corporation’s asset-backed securities declined by $19.5 million, or 19.2%, from December 31, 2021, to September 30, 2022. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. Additionally, some asset-backed securities were sold at gains in the first quarter of 2022 to support the Corporation’s earnings and liquidity position.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The combined effect of all of the amortizing bonds paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month.

As of September 30, 2022, the fair value of the Corporation’s corporate bonds decreased by $8.2 million, or 9.9%, from balances at December 31, 2021. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to market conditions that led to favorable yields on some instruments. Municipal bonds represented 38.5% of the securities portfolio as of September 30, 2022, compared to 43.6% as of December 31, 2021.

Loans

Net loans outstanding increased by 26.8%, to $1.1 billion at September 30, 2022, from $867.8 million at September 30, 2021. Net loans increased by 21.2%, an annualized rate of 28.3%, from $908.0 million at December 31, 2021. The following table shows the composition of the loan portfolio as of September 30, 2022, December 31, 2021, and September 30, 2021.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	September 30,		December 31,		September 30,
	2022		2021		2021
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	207,480	18.6	177,396	19.3	166,741	19.0
Agriculture mortgages	212,351	19.1	203,725	22.2	188,455	21.4
Construction	80,008	7.2	19,639	2.1	18,786	2.1
Total commercial real estate	499,839	44.9	400,760	43.6	373,982	42.5

Consumer real estate (a)
1-4 family residential mortgages	366,534	33.0	317,037	34.5	302,670	34.4
Home equity loans	13,268	1.2	11,181	1.2	11,889	1.4
Home equity lines of credit	93,704	8.4	75,698	8.2	74,919	8.5
Total consumer real estate	473,506	42.6	403,916	43.9	389,478	44.3

Commercial and industrial
Commercial and industrial	80,964	7.3	65,615	7.1	73,695	8.4
Tax-free loans	26,398	2.4	23,009	2.5	17,279	2.0
Agriculture loans	25,520	2.3	20,717	2.3	19,180	2.2
Total commercial and industrial	132,882	12.0	109,341	11.9	110,154	12.6

Consumer	5,755	0.5	5,132	0.6	5,211	0.6

Total loans	1,111,982	100.0	919,149	100.0	878,825	100.0
Less:
Deferred loan costs (fees), net	2,522		1,755		(1,436)
Allowance for credit losses	(14,150)		(12,931)		12,454
Total net loans	1,100,354		907,973		867,807

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $304,479,000 as of September 30, 2022, $289,263,000 as of December 31, 2021, and $274,892,000 as of September 30, 2021.

There was significant growth in the loan portfolio since September 30, 2021 and December 31, 2021. This loan growth was primarily driven by a strategic desire to increase earning assets with a renewed focus on internal sales culture. All major loan categories showed an increase in balances from both time periods.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The commercial real estate category represents the largest group of loans for the Corporation. Commercial real estate makes up 44.9% of total loans as of September 30, 2022, compared to 42.5% of total loans as of September 30, 2021. Within the commercial real estate segment, the increase has primarily been construction loans which was a direct result of reclassification from 1-4 family residential loans in the first nine months of 2022. The Corporation’s commercial construction loan balances increased by $61.2 million, or 325.9%, from September 30, 2021 to September 30, 2022. Commercial construction loans were 7.2% of the total loan portfolio as of September 30, 2022, and 2.1% as of September 30, 2021.

Commercial mortgages increased $40.7 million, or 24.4%, from balances at September 30, 2021. Commercial mortgages as a percentage of the total loan portfolio decreased to 18.6% as of September 30, 2022, compared to 19.0% at September 30, 2021. Agricultural mortgages increased by $23.9 million, or 12.7%, from $188.5 million as of September 30, 2021, to $212.4 million as of September 30, 2022. Agricultural mortgages were 19.1% of the portfolio as of September 30, 2022, compared to 21.4% as of September 30, 2021.

The consumer residential real estate category of total loans increased from $389.5 million on September 30, 2021, to $473.5 million on September 30, 2022, a 21.6% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of September 30, 2021, this percentage was 44.3%, and as of September 30, 2022, it decreased to 42.6%. Although economic conditions for consumers had deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market was relatively strong as consumers refinanced existing debt to lower rates throughout 2021. During the first nine months of 2022, mortgage activity remained strong with the majority of consumers choosing adjustable rate mortgages which remain in the Corporation’s loan portfolio as opposed to the 30-year fixed rate mortgages that were being generated in the past couple of years and sold on the secondary market.

The first lien 1-4 family mortgages increased by $63.9 million, or 21.1%, from September 30, 2021, to September 30, 2022. These first lien 1-4 family loans made up 77.7% of the residential real estate total as of September 30, 2021, and 77.4% as of September 30, 2022. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the third quarter of 2022, mortgage production decreased 11% from the previous quarter and was down 7% from the third quarter of 2021.  Purchase money origination constituted 87% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 41% of that mix.  The percentage of mortgage originations being added into the Corporation’s held-for-investment mortgage portfolio increased quarter-over-quarter driven primarily by the continued increase in agency-eligible secondary market fixed mortgage rates.  In the third quarter of 2022, 90% of all mortgage originations were held in the mortgage portfolio, 82% of which were adjustable rate mortgages.  As of September 30, 2022, ARM balances were $187.1 million, representing 53.5% of the 1-4 family residential loan portfolio of the Corporation.  With a continued decline in dollar volume of loans being delivered into the secondary market along with a continued increase in mortgage rates, the gains on the sale of mortgages declined quarter-over-quarter.

As of September 30, 2022, the remainder of the residential real estate loans consisted of $13.3 million of fixed rate junior lien home equity loans, and $93.7 million of variable rate home equity lines of credit (HELOCs). This compares to $11.9 million of fixed rate junior lien home equity loans, and $74.9 million of HELOCs as of September 30, 2021. Therefore, combined, these two types of home equity loans increased from $86.8 million to $107.0 million, an increase of 23.3%.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 12.0% of total loans as of September 30, 2022, a decline from the 12.6% at September 30, 2021. The balance of total commercial and industrial loans increased by $22.7 million, or 20.6%, from September 30, 2021 to September 30, 2022. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at September 30, 2022 and September 30, 2021, also includes the PPP loans, which have declined rapidly as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. The total balance of PPP loans declined by $22.7 million, or 97.9% from September 30, 2021, to September 30, 2022 and represents balances of only $486,000 as of September 30, 2022.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The consumer loan portfolio increased slightly from $5.2 million at September 30, 2021, to $5.8 million at September 30, 2022, an 11.5% increase. The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Non-performing troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	September 30	December 31,	September 30
	2022	2021	2021
	$	$	$

Nonaccrual loans	4,505	2,556	2,236
Loans past due 90 days or more and still accruing	147	325	183
Troubled debt restructurings, non-performing	—	—	—
Total non-performing loans	4,652	2,881	2,419

Other real estate owned	—	—	—

Total non-performing assets	4,652	2,881	2,419

Non-performing assets to net loans	0.42%	0.31%	0.28%

The total balance of non-performing assets increased by $2.2 million, or 92.3% from balances at September 30, 2021, and increased by $1.8 million, or 61.5%, from balances at December 31, 2021. There were no non-performing troubled debt restructuring (TDR) loans in any of the periods presented. Non-accrual loans increased by $2.3 million, or 101.5%, since September 30, 2021, and increased $1.9 million, or 76.3% since December 31, 2021. The increase that occurred for both time periods was primarily due to three agricultural relationships, a business loan, a commercial real estate loan, and a business mortgage to unrelated borrowers which all added to non-accrual loans in the first nine months of 2022. Loans past due 90 days or more and still accruing were down $36,000 from the prior year period, and $178,000, since December 31, 2021.

There was no other real estate owned (OREO) as of September 30, 2022, December 31, 2021, or September 30, 2021.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs as a percentage of average loans outstanding for each segment of the Corporation’s loan portfolio as of September 30, 2022 and 2021.

Net Charge-Offs
(DOLLARS IN THOUSANDS)

	2022	2021
	$	$

Loans charged-off:
Commercial real estate	65	—
Consumer real estate	—	—
Commercial and industrial	59	—
Consumer	16	30
Total loans charged-off	140	30

Recoveries of loans previously charged-off
Commercial real estate	12	—
Consumer real estate	9	—
Commercial and industrial	35	19
Consumer	3	13
Total recoveries	59	32

Net charge-offs (recoveries)
Commercial real estate	53	—
Consumer real estate	(9)	—
Commercial and industrial	24	(19)
Consumer	13	17
Total net charge-offs (recoveries)	81	(2)

Average loans outstanding
Commercial real estate	422,933	351,320
Consumer real estate	395,182	320,275
Commercial and industrial	178,664	182,016
Consumer	5,834	5,531
Total average loans outstanding	1,002,613	859,142

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	0.01%	0.00%
Consumer real estate	0.00%	0.00%
Commercial and industrial	0.01%	-0.01%
Consumer	0.22%	0.31%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.01%	0.00%

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of September 30, 2022, net charge-offs were $81,000, representing a net charge off position of 0.01% of average loans outstanding as reflected above. As of September 30, 2021, net recoveries were $2,000, resulting in a net charge-off as a percentage of average loans of 0.00% for the year-to-date period.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s level of classified loans was $12.9 million on September 30, 2022, compared to $17.9 million on September 30, 2021. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $9,000 of specifically allocated allowance against the classified loans as of September 30, 2022, $147,000 of specific allocation as of December 31, 2021, and $0.2 million of specific allocation as of September 30, 2021.

The allowance as a percentage of total loans was 1.27% as of September 30, 2022, and 1.41% as of September 30, 2021. It is typical for the allowance for credit losses to contain a small amount of excess reserves.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $0.1 million, or 0.4%, to $24.6 million as of September 30, 2022, from $24.5 million as of September 30, 2021. As of September 30, 2022, $664,000 was classified as construction in process compared to $261,000 as of September 30, 2021.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the FHLB of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5.9 million of regulatory stock holdings as of September 30, 2022, consisted of $5.2 million of FHLB of Pittsburgh stock, $631,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

Deposits

The Corporation’s total ending deposits at September 30, 2022, increased by $119.6 million, or 7.9%, and by $240.3 million, or 17.3%, from December 31, 2021, and September 30, 2021, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2021, with the changes being a $79.2 million, or 13.4% increase in non-interest bearing demand deposit accounts, a $23.4 million, or 40.1% increase in interest bearing demand balances, a $4.1 million, or 3.0% decrease in NOW balances, a $98.1 million, or 60.5% increase in money market account balances, a $39.3 million, or 11.9% increase in savings account balances, and a $4.3 million, or 3.7% increase in time deposit balances.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2022, December 31, 2021, and September 30, 2021.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2022	2021	2021
	$	$	$

Non-interest bearing demand	670,563	686,278	591,333
Interest bearing demand	81,855	63,015	58,425
NOW accounts	129,390	139,366	133,443
Money market deposit accounts	260,141	168,327	162,050
Savings accounts	369,229	341,291	329,900
Time deposits	120,671	113,936	116,351
Total deposits	1,631,849	1,512,213	1,391,502

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts although with increased rates in the 2nd half of 2022, there is a shift back into time deposits resulting in the increase in balances since September 30, 2021, and December 31, 2021.

Borrowings

Total borrowings were $98.6 million, $63.9 million, and $66.4 million as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively. There was $15.0 million of short-term funds outstanding at September 30, 2022, and no short-term funds outstanding at December 31, 2021, or September 30, 2021. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year. The $15.0 million of short-term borrowings at September 30, 2022, consisted entirely of short-term FHLB advances.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $44.2 million as of September 30, 2022, $44.2 million as of December 31, 2021, and $46.7 million as of September 30, 2021. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The decrease in long-term FHLB borrowings since September 30, 2021, can be attributed to management taking advantage of declining rates in 2021 by prepaying FHLB advances and incurring penalties in order to save on interest expense in future years.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $529.8 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4.00% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of September 30, 2022, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of September 30, 2022, $15.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2022	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.1%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of September 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated	15.9%	N/A	N/A
Bank	15.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.3%	N/A	N/A
Bank	9.2%	4.0%	5.0%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2022 the Bank’s Tier 1 Leverage Ratio stood at 9.3% while the Corporation’s Tier 1 Leverage Ratio was 7.7%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issues. In 2022, the Corporation’s earnings, net of dividends paid, positively impacted the level of stockholders’ equity, but a devaluation of the investment portfolio, resulted in a higher level of unrealized losses, and a negative impact.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2022
$
Commitments to extend credit:
Revolving home equity	187,371
Construction loans	46,585
Real estate loans	92,296
Business loans	214,489
Consumer loans	1,250
Other	5,657
Standby letters of credit	10,411

Total	558,059

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

ENB FINANCIAL CORP

•	Loan to Deposit Ratio – Total loans as a percentage of total deposits

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2022, the Corporation was within guidelines for all of the above measurements.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios that can vary according to the present level of interest rates. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 100 or 200 basis points.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to go up immediately, the Corporation would realize less net interest income in all up and down rate scenarios. In past quarters, the Corporation was generally showing asset sensitivity meaning in a rates-up environment, assets would reprice faster than liabilities resulting in higher net interest income. As of the third quarter 2022, this increase in net interest income shifted to a decline primarily due to the increased impact from a higher cost of funds as rates continue to rise. While the Corporation would recognize higher interest income on its variable-rate assets, it would also now be repricing liabilities at a much faster pace resulting in increased interest expense that would offset the rise in interest income.

ENB FINANCIAL CORP

The third quarter of 2022 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2022, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2022, the Corporation was within guidelines for all rate scenarios except the down-200 basis point scenario. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 25% for the down-200 basis point scenario and actual projected results show a valuation decline of 30%. While this loss is outside of policy guidelines, the Federal Reserve has signaled that their preferred course of action is to have several additional rate hikes in 2022. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2022, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2022

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2022.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2022	—	—	—	164,100
August 2022	—	—	—	164,100
September 2022	—	—	—	164,100

Total	—

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By September 30, 2022, a total of 35,900 shares were repurchased at a total cost of $723,000 for an average cost per share of $20.14.

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

ENB Financial Corp
(Registrant)

Dated: November 14, 2022	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2022	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer