Form 10-K
period 2022-12-31
ENB Financial Corp
filed 2023-03-20
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File Number 000-53297

ENB Financial Corp

(Exact name of registrant as specified in its charter)

Pennsylvania	51-0661129
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

31 E. Main St. Ephrata, PA	17522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 733-4181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $53,163,455.

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2023, was 5,626,631.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on May 9, 2023, is incorporated into Parts III and IV hereof.

ENB FINANCIAL CORP

ENB FINANCIAL CORP

Part I

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference. Forward-looking statements pertain to possible or assumed future results that are made using current information. These forward-looking statements are generally identified when terms such as “believe,” “estimate,” “anticipate,” “expect,” “project,” “forecast,” and other similar wordings are used. The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future forecasts of financial performance, or the likelihood that certain events will or will not occur. Due to the very nature of estimates or predictions, these forward-looking statements should not be construed to be indicative of actual future results. Additionally, management may change estimates of future performance, or the likelihood of future events, as additional information is obtained. This document may also address targets, guidelines, or strategic goals that management is striving to reach but may not be indicative of actual results.

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	Economic conditions
●	Monetary and interest rate policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
●	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
●	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
●	Effects of weak market conditions, specifically the effect on loan customers to repay loans
●	Political changes and their impact on new laws and regulations
●	Effects of war, acts of terrorism, and international and domestic instabilities
●	Competitive forces
●	Changes in deposit flows, loan demand, or real estate and investment securities values
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operation, legal, and reputation risk
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	The impact of new laws and regulations concerning taxes, banking, securities and insurance and their application with which the Corporation and its subsidiaries must comply
●	Potential impacts from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Effects of economic conditions particularly with regard to the lingering effects of coronavirus (COVID-19) and any other pandemic, epidemic, or health-related crisis and government and business responses thereto, specifically the effect on loan customers to repay loans

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

ENB FINANCIAL CORP

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under the bank holding company. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Lancaster County, southeastern Lebanon County, and southern Berks County, Pennsylvania, the “Market Area”. Eleven full service community banking offices are located in Lancaster County with one full service community banking office in Lebanon County and one full service community banking office in Berks County, Pennsylvania.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in the Market Area. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers a range of demand accounts, in addition to savings and time deposits. The Corporation also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Wealth Solutions.

As of December 31, 2022, the Corporation employed 298 persons, consisting of 286 full-time and 12 part-time employees.  The number of full-time employees increased by 35 employees, and the number of part-time employees decreased by 9 from the previous year-end.  The increase in the number of full-time employees is aligned to support the Corporation’s growth and the decrease in part-time employees is attributable to the Corporation converting part-time positions into full-time positions, allowing the Corporation to fully maximize staff. The Corporation expects to add additional personnel to support the initiatives within technology and customer experience in 2023.  A collective bargaining agent does not represent the employees, and management believes it maintains good relationships with its employees.

Operating Segments

The Corporation’s business is providing financial products and services. These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank. The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A of the Notes to the Consolidated Financial Statements included in this Report. The segment reporting information in Note A is incorporated by reference into this Part I, Item 1. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. ENB Insurance is managed separately from the banking and related financial services that the Corporation offers.

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

ENB FINANCIAL CORP

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where eleven full service offices are located and areas of contiguous Lebanon and Berks Counties. The Corporation opened a full service office in southeastern Lebanon County (Myerstown) in 2013 and a full service office in southern Berks County (Morgantown) in 2016 to extend physical presence to those counties. The Corporation’s greater service area is considered to be Lancaster, Lebanon, and southern and western Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in downtown Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 43.9% of deposits as of June 30, 2022, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 41.1% as of June 30, 2021. The Corporation’s very high market share in the Ephrata area has led to the expansion of the Corporation’s branch network outside of the Ephrata area but within the Corporation’s Market Area.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. The business activities of the Corporation are generally not seasonal in nature. However, the sizable agricultural portfolio has certain specific, limited elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

ENB FINANCIAL CORP

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

Restrictions on Acquiring Control of Other Banks and Companies

A bank holding company may not:

●	acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or
●	merge or consolidate with another bank holding company, without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not:

●	engage in a non-banking business, or
●	acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business,

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

●	extend credit,
●	lease or sell property, or
●	furnish any service to a customer,

on the condition that the customer provides additional credit or service to a bank or its affiliates, or on the condition that the customer not obtain other credit or service from a competitor of the bank.

Restrictions on Extensions of Credit by Banks to their Holding Companies

Subsidiary banks of a holding company are also subject to restrictions imposed by the Federal Reserve Act on:

●	any extensions of credit to the bank holding company or any of its subsidiaries,
●	investments in the stock or other securities of the Corporation, and
●	taking these stock or securities as collateral for loans to any borrower.

ENB FINANCIAL CORP

Risk-Based Capital Guidelines

Bank holding companies must comply with the Federal Reserve Board’s current risk-based capital guidelines, which are amended provisions of the Bank Holding Company Act of 1956. The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be Tier I Capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder, Tier II Capital, may consist of:

●	some types of preferred stock,
●	a limited amount of subordinated debt,
●	some hybrid capital instruments,
●	other debt securities, and
●	a limited amount of the general loan loss allowance.

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

ENB FINANCIAL CORP

Bank Supervision and Regulation

Safety and Soundness

The primary regulator for the Bank is the OCC. The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, but are not limited to, the following:

●	Scope of a bank’s business
●	Investments a bank may make
●	Reserves that must be maintained against certain deposits
●	Loans a bank makes and collateral it takes
●	Merger and consolidation activities
●	Establishment of branches

The Corporation is a member of the Federal Reserve System. Therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Corporation’s operations, including:

●	Loan and deposit growth
●	Rate of interest earned and paid
●	Types of securities
●	Breadth of financial services provided
●	Levels of liquidity
●	Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Corporation’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2022, and December 31, 2021. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. The total FDIC assessments paid by the Bank in 2022 were $528,000, compared to $408,000 in 2021.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The Act focuses specifically on low and moderate income neighborhoods. The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions for, among other things:

●	Approval of a new branch or other deposit facility
●	Closing of a branch or other deposit facility
●	An office relocation or a merger
●	Any acquisition of bank shares

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

●	A minimum ratio of common equity tier I capital to risk-weighted assets of 4.5%
●	A minimum ratio of tier I capital to risk-weighted assets of 6%
●	A minimum ratio of total capital to risk-weighted assets of 8%
●	A minimum leverage ratio of 4%

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

ENB FINANCIAL CORP

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

Prompt Corrective Action

In the event that an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

●	Implementation of a capital restoration plan and a guarantee of the plan by a parent institution
●	Placement of a hold on increases in assets, number of branches, or lines of business

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

●	asset quality and earnings
●	operational and managerial, and
●	compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

●	internal controls, information systems and internal audit systems
●	loan documentation
●	credit underwriting
●	interest rate exposure
●	asset growth, and
●	compensation, fees and benefits

ENB FINANCIAL CORP

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

●	Is widely available to employees
●	Does not give preference to any insider over other employees

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein from the Consolidated Statements of Income on page 57 as found in this Form 10-K filing.

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

Risks Related To The Corporation’s Business

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities, but also the amount of interest it pays on deposits and borrowings. Changes in interest rates could also affect:

●	The Corporation’s ability to originate loans and obtain deposits
●	The fair value of the Corporation’s financial assets and liabilities
●	The average duration of the Corporation’s assets and liabilities
●	The future liquidity of the Corporation

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other securities, the Corporation’s net interest income, and therefore earnings, could be adversely affected.

ENB FINANCIAL CORP

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

As of December 31, 2022, 43.7% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 12.1% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

●	The ability to develop, maintain, and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound management practices
●	The ability to expand the Corporation’s market position
●	The scope, relevance, and pricing of products and services offered to meet customer needs and demands
●	The rate at which the Corporation introduces new products and services relative to its competitors
●	Customer satisfaction with the Corporation’s level of service
●	Industry and general economic trends

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

ENB FINANCIAL CORP

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

Dodd-Frank comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and the impact of Dodd-Frank may not be known for many months or years. While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory reforms and interpretations, Dodd-Frank has had and will continue to have a significant impact on our business operations as its provisions have taken effect. We believe compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit our ability to pursue certain business opportunities.

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

Other Events

Natural Disasters, Acts Of War Or Terrorism, Domestic and International Instability, Pandemics, and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism, domestic and international instability, pandemics, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, pandemics, or other adverse external events, may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

ENB FINANCIAL CORP

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2022, ENB Financial Corp and Ephrata National Bank owned and leased buildings in the normal course of business. The headquarters of ENB Financial Corp and main office of Ephrata National Bank is at 31 East Main Street, Ephrata, Pennsylvania. As of December 31, 2022, the Bank owned 18 properties and leased five properties. These properties are adequate for their intended and present utilization.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Notes D and Q of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

ENB FINANCIAL CORP

Item 3. Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no material proceedings pending to which the Corporation is a party to, or which would be material in relation to the Corporation’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending, known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.10 per share. As of December 31, 2022, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,635,533 shares outstanding to approximately 847 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCQX Best Market under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2022			2021
	High	Low	Dividend	High	Low	Dividend

First quarter	$22.40	$21.15	$0.17	$22.00	$18.60	$0.16
Second quarter	22.40	17.67	$0.17	22.00	20.70	$0.17
Third quarter	18.55	16.10	$0.17	23.75	21.13	$0.17
Fourth quarter	18.03	16.00	$0.17	22.23	21.15	$0.17

Dividends

The Corporation, and before it the Bank, since 1973 has generally paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying regular quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings and legal restrictions. The dividend payments reflected above amount to a dividend payout ratio between 25.0% and 26.0% for 2021 and 2022, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

ENB FINANCIAL CORP

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2022.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2022	—	—	—	164,100
November 2022	3,456	$18.06	3,456	160,644
December 2022	—	—	—	160,644

Total	3,456

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 28, 2020. By December 31, 2022, a total of 39,356 shares were repurchased at a total cost of $785,020, for an average cost per share of $19.95.

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving its market area. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 141 years of existence. The Board and Management are committed to the principles and values that have served the company well over its history and the desire is to produce strong financial results that will ensure trust from the Bank’s customers and favorable returns to the shareholders.

Results of Operations

Overview

The year ended December 31, 2022 was positively impacted by a number of items resulting in solid financial results. The Corporation grew interest-earning assets rapidly during 2022 resulting in significantly higher levels of net interest income. The growth in net interest income was also supported by the rapid increase in the Federal Funds rate and concurrently the Prime rate as the Federal Reserve moved to combat inflation by increasing overnight rates dramatically. While years prior to 2022 were marked by significant balance sheet growth because of growth in the deposit portfolio, 2022 was marked by significant loan growth.

The Corporation recorded net income of $14,631,000 for the year ended December 31, 2022, a $285,000, or 1.9% decrease from the year ended December 31, 2021. The earnings per share, basic and diluted, were $2.62 in 2022, compared to $2.68 in 2021, a 2.2% decrease. The decrease in the Corporation’s 2022 earnings was caused primarily by a decline in non-interest income in addition to an increase in operating expenses and provision expense that was partially offset by the increase in net interest income.

The Corporation’s net interest income (NII) increased by $10,012,000, or 24.7%, in 2022, compared to 2021. The increase in NII primarily resulted from an increase in interest and fees on loans of $7,698,000, or 22.5%, and interest on securities available for sale of $4,406,000, or 49.8%. Interest expense on deposits and borrowings increased by $2,356,000, or 78.0%, in 2022 compared to the prior year. The increasing interest rate environment has caused an increase in asset yield, but also an increase in the cost of funds, which has resulted in these much higher levels of net interest income.

The Corporation recorded a $1,300,000 provision for loan losses in 2022, compared to $475,000 in 2021. The higher provision in 2022 was primarily caused by the rapid volume growth in the loan portfolio. The increase in the provision was constrained by a decline in classified loan balances throughout the year and a decrease in several qualitative factors as a result of improved conditions.

Non-interest income excluding security and mortgage gains increased by $951,000, or 8.4%, for the year ended December 31, 2022, compared to the prior year, due to many positive trends such as higher trust income, higher service fees, and higher earnings on bank-owned life insurance from two death benefit payouts. Mortgage gains decreased in 2022 to $1,302,000, compared to $5,526,000 in 2021. Mortgage production was stable in 2022 compared to 2021, but the rapid market rate increases affected the margin that the Corporation was able to obtain on the sale of mortgages. The majority of mortgage production during 2022 were adjustable rate mortgages that were generated and retained on the Corporation’s balance sheet. Additionally, gains on debt and equity securities were $1,044,000, or 99.1% lower in 2022 compared to the prior year due to higher interest rates which resulted in fewer security sales.

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

Key Performance Ratios
	Year ended December 31,
	2022	2021

Return on Average Assets	0.83%	0.95%

Return on Average Equity	13.63%	11.16%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for loan losses
●	Other income
●	Operating expenses
●	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In 2022, NII generated 78.9% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 69.4% in 2021. This increase is a result of much higher levels of interest-earning assets in 2022 compared to 2021 with lower non-interest income as a result of the changes in mortgage activity. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

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

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2022	2021
	$	$

Total interest income	55,959	43,591
Total interest expense	5,376	3,020

Net interest income	50,583	40,571
Tax equivalent adjustment	1,210	1,141

Net interest income
(fully taxable equivalent)	51,793	41,712

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	The rates charged on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. With the rapid increase in the short-term Federal Reserve rates in 2022, asset yields have increased and the U.S. Treasury curve increased dramatically on the short end but has been relatively flat on the long end.

As a result of a larger balance sheet in 2022, with higher asset yields, the Corporation’s NII on a tax equivalent basis increased significantly and the Corporation’s margin increased to 3.03% for year ended December 31, 2022, compared to 2.81% in 2021. Loan and investment yields were higher in 2022 due to the 425 basis point Fed rate increases during the year positively impacting yields on variable rate instruments and increasing the yields on new volume. The Corporation’s NII on a tax equivalent basis in 2022 increased over 2021, by $10,081,000, or 24.2%.

The Corporation’s overall cost of funds on a monthly annualized basis, including non-interest bearing funds, remained stable through the first half of 2022 between 18 and 22 basis points. In the second half of the year, core deposit interest rates as well as time deposit rates were increased resulting in a much higher cost of funds for the second half of 2022 ranging between 25 and 67 basis points. The average balance and interest rates of borrowings was higher in 2022 compared to 2021, resulting in higher interest expense of $509,000, or 39.9%. The Corporation now carries a total of $40 million of subordinated debt that was issued at the holding company; $20 million beginning on December 30, 2020, at a rate of 4.00%, and $20 million beginning on July 22, 2022, at a rate of 5.75%. The additional subordinated debt resulted in an increase in interest expense of $511,000, or 63.9%, when comparing 2022 to 2021.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(48)	129	81	65	(114)	(49)

Securities available for sale:
Taxable	855	3,419	4,274	1,844	(987)	857
Tax-exempt	440	(187)	253	2,139	(548)	1,591
Total securities	1,295	3,232	4,527	3,983	(1,535)	2,448
Loans	7,041	713	7,754	2,180	(2,597)	(417)
Regulatory stock	1	74	75	(64)	(94)	(158)

Total interest income	8,289	4,148	12,437	6,164	(4,340)	1,824

INTEREST EXPENSE

Deposits:
Demand deposits	42	1,572	1,614	99	(441)	(342)
Savings deposits	11	18	29	16	(14)	2
Time deposits	(5)	(31)	(36)	(109)	(547)	(656)
Total deposits	48	1,559	1,607	6	(1,002)	(996)

Borrowings:
Total borrowings	509	240	749	25	145	170

Total interest expense	557	1,799	2,356	31	(857)	(826)

NET INTEREST INCOME	7,732	2,349	10,081	6,133	(3,483)	2,650

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In 2022, the Corporation’s NII on an FTE basis increased by $10,081,000, a 24.2% increase over 2021. Total interest income increased $12,437,000, or 27.8%, while interest expense increased $2,356,000, or 78.0%, from 2021 to 2022. The FTE interest income from the securities portfolio increased by $4,527,000, or 45.4%, while loan interest income increased $7,754,000, or 22.5%. During 2022, additional loan volume added $7,041,000 to net interest income, and higher yields primarily due to the Prime rate increases in 2022, caused a $713,000 increase. Higher balances in the securities portfolio caused an increase of $1,295,000 in net interest income, while higher yields on securities caused a $3,232,000 increase, resulting in a net increase of $4,527,000.

The average balance of interest bearing liabilities increased by 16.3% during 2022, driven by the growth in deposit and borrowings balances. Deposit rates increased in 2022 causing a significant increase in interest expense. Higher interest rates contributed to $1,559,000 of increased interest expense while higher deposit balances caused $48,000 of increased expense, resulting in a total increase in interest expense of $1,607,000.

Interest-bearing demand deposits repriced causing a large increase in interest expense due to the large quantity of accounts that were adjusted. Demand deposit interest expense increased a total of $1,614,000 in 2022, with $1,572,000 due to higher rates, while higher balances caused an increase of $42,000. Higher balances in savings accounts caused an increase of $11,000, while higher rates caused an increase of $18,000, resulting in the net increase in interest expense of $29,000 on savings deposits. Time deposit balances declined throughout 2022, resulting in lower interest expense of $5,000, while lower rates caused a decline of $31,000, resulting in a net decrease of $36,000. While some time deposit rates increased towards the end of 2022, time deposits were still repricing to lower levels throughout the majority of the year.

The average balance of total borrowings increased by $17,295,000, or 24.5%, from December 31, 2021, to December 31, 2022. The increase in total borrowings increased interest expense by $509,000. Higher rates on borrowings, affected by the Fed rate increases and the subordinated debt issued in July 2022, resulted in higher interest expense of $240,000. The aggregate of these amounts was an increase in interest expense of $749,000 related to total borrowings.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2022			2021

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	35,710	172	0.48	59,199	91	0.15

Securities available for sale:
Taxable	419,323	9,275	2.21	363,883	5,001	1.37
Tax-exempt	202,868	5,226	2.58	185,972	4,973	2.67
Total securities (d)	622,191	14,501	2.33	549,855	9,974	1.81

Loans (a)	1,043,065	42,142	4.04	868,460	34,388	3.96

Regulatory stock	5,894	354	6.01	5,870	279	4.75

Total interest earning assets	1,706,860	57,169	3.35	1,483,384	44,732	3.02

Non-interest earning assets (d)	57,510			82,827

Total assets	1,764,370			1,566,211

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	415,749	1,784	0.43	344,783	170	0.05
Savings accounts	365,460	92	0.03	315,161	63	0.02
Time deposits	116,615	874	0.75	117,320	910	0.78
Borrowed funds	87,768	2,626	2.99	70,473	1,877	2.66
Total interest bearing liabilities	985,592	5,376	0.55	847,737	3,020	0.36

Non-interest bearing liabilities:
Demand deposits	664,116			579,996
Other	7,305			4,867

Total liabilities	1,657,013			1,432,600

Stockholders' equity	107,357			133,611

Total liabilities & stockholders' equity	1,764,370			1,566,211

Net interest income (FTE)		51,793			41,712
Net interest spread (b)			2.80			2.66
Effect of non-interest bearing funds			0.23			0.15
Net yield on interest earning assets (c)			3.03			2.81

(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan costs of $2,239,000 in 2022 and $1,755,000 in 2021. Such fees recognized through income and included in the interest amounts totaled ($175,000) in 2022 and $1,201,000 in 2021.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance on securities increased by $72.3 million, or 13.2%, in 2022 compared to 2021 and the tax equivalent yield on investments increased by 52 basis points. Interest income on securities increased due to the volume growth and increasing yield due to higher market rates. The growth in the investment portfolio during a period of rising rates contributed to the increase in average security yield.

Average balances on loans increased by $174.6 million, or 20.1%, for the year ended December 31, 2022, compared to the prior year. Loan yields increased by 8 basis points for the year and loan interest income increased $7,754,000, or 22.5% as a result of the significantly higher balances and slightly higher yields.

The average balance of interest-bearing deposit accounts increased by $120.6 million, or 15.5%, in 2022 compared to 2021. While the average balance of time deposits did decrease minimally for the year-to-date time periods, the average balance of demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on deposits increased as well. This resulted in an increase in interest expense on deposits of $1,607,000, or 140.6%, for the year ended December 31, 2022, compared to 2021 mostly due to the participation in the fully-reciprocal demand deposit marketplace program.

The Corporation’s average balance on borrowed funds increased by $17.3 million in 2022. The Corporation’s borrowed funds consist of overnight borrowings, short and long-term FHLB advances, as well as subordinated debt issued in December of 2020 and July of 2022, which was used to support capital growth for the Corporation. The subordinated debt issuances and additional FHLB advances used to fund loan growth caused average borrowings to increase year-over-year. The rate paid on borrowed funds increased by 33 basis points for 2022, compared to 2021 as a result of the second issuance of subordinated debt in July of 2022 which carries a 5.75% rate, and additional FHLB advances which carried higher rates due to the Fed Funds rate increases throughout 2022.

For the year ended December 31, 2022, the net interest spread increased by 14 basis points to 2.80%, compared to 2.66% for 2021. The effect of non-interest bearing funds increased to 23 basis points from 15 basis points when comparing both years. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for 2022 was 3.03%, compared to 2.81% for 2021.

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation gives special attention to the level of underperforming loans when calculating the necessary provision for loan losses. The analysis of the credit loss allowance takes into consideration, among other things, the following factors:

●	levels and trends in delinquencies, non-accruals, and charge-offs,
●	levels of classified loans,
●	trends within the loan portfolio,
●	changes in lending policies and procedures,
●	experience of lending personnel and management oversight,
●	national and local economic trends,
●	concentrations of credit,
●	external factors such as legal and regulatory requirements,
●	changes in the quality of loan review and Board oversight, and
●	changes in the value of underlying collateral.

The Corporation recorded a provision of $1,300,000 in 2022, compared to $475,000 in 2021. The provision expense was higher in 2022 due primarily to increased loan growth. As of December 31, 2022, the allowance as a percentage of total loans was 1.19%, compared to 1.40% at December 31, 2021.

Management continues to evaluate the allowance for credit losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for credit losses are adequate to provide for future losses. For further discussion of the calculation, see the “Allowance for Credit Losses” section.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for 2022 was $13,564,000, a decrease of $4,317,000, or 24.1%, compared to the $17,881,000 earned in 2021. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2022 vs. 2021
	2022	2021	Increase (Decrease)
	$	$	$	%
Trust and investment services	2,643	2,362	281	11.9
Service charges on deposit accounts	1,348	1,069	279	26.1
Other fees	1,590	1,443	147	10.2
Commissions	3,663	3,702	(39)	(1.1)
Net gains on debt and equity securities	10	1,054	(1,044)	(99.1)
Gains on sale of mortgages	1,302	5,526	(4,224)	(76.4)
Earnings on bank-owned life insurance	1,583	880	703	79.9
Other miscellaneous income	1,425	1,845	(420)	(22.8)

Total other income	13,564	17,881	(4,317)	(24.1)

Trust and investment services income increased by 11.9% from 2021 to 2022 primarily as a result of higher income on the trust services side which increased by $336,000, or 24.8%. Service charges on deposit accounts increased by $279,000, or 26.1% compared to the prior year and other fees have increased by $147,000, or 10.2% as a result of higher fees on a third party sweep product in 2022 slightly offset by lower loan administration fees. Commissions remained stable for the year ended December 31, 2022, compared to 2021. Gains on debt and equity securities were lower in 2022 driven by higher market interest rates which resulted in fewer sales. Mortgage gains were lower in 2022 due to rapid increase in interest rates which negatively impacted the margins on mortgages sold. Additionally, more mortgage originations in 2022 were in the form of adjustable-rate mortgages held on the Corporation’s balance sheet as opposed to 2021 when most mortgage originations were fixed-rate and sold on the secondary market. Holding mortgages on balance sheet results in interest income as opposed to an immediate gain on sale when mortgages are sold in the secondary market. Earnings on bank-owned life insurance increased year-over-year primarily attributed to two Bank Owned Life Insurance (BOLI) payouts. The Corporation purchased and is the beneficiary of all BOLI life insurance policies taken out on a group of its former directors and current and former officers. Due to the death of two participants during 2022, the Corporation recorded BOLI income of $678,000. Other miscellaneous income decreased $420,000, or 22.8% in 2022 compared to 2021 due to non-recurring income items in 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for 2022 were $45,929,000, an increase of $5,488,000, or 13.6%, compared to $40,441,000 in 2021. The following table provides details of the Corporation’s operating expenses for the last two years along with the percentage increase or decrease compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2022 vs. 2021
	2022	2021	Increase (Decrease)
	$	$	$	%

Salaries and employee benefits	27,324	24,465	2,859	11.7
Occupancy expenses	2,846	2,621	225	8.6
Equipment expenses	1,240	1,053	187	17.8
Advertising & marketing expenses	1,083	992	91	9.2
Computer software & data processing expenses	5,591	4,420	1,171	26.5
Shares tax	1,380	1,282	98	7.6
Professional services	2,743	2,099	644	30.7
Other operating expenses	3,722	3,509	213	6.1
Total operating expenses	45,929	40,441	5,488	13.6

Salaries and employee benefits are the largest category of operating expenses. For the year 2022, salaries and benefits increased $2,859,000, or 11.7%, compared to 2021. The increase in salary costs was primarily due to additions to staff as well as increasing costs to fill empty positions due to the competitive job market. Additionally, a bank-wide incentive plan was implemented during 2022, resulting in an accrual for the year-to-date period based on achievements of annual performance metrics. Occupancy and equipment expenses increased 8.6% from the prior year mostly due to two additional leases that were entered into in 2022. Advertising and marketing expenses increased by 9.2%, which is typical as the Corporation grows and promotes new market areas and new products and services. Computer software and data processing expenses are growing at a rapid pace, 26.5% year-over year, as a result of higher technology costs and new bank-wide initiatives that rely heavily on software platforms and additional costs related to the core conversion the Corporation will be undergoing in the 3rd quarter of 2023. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has grown slightly year-over-year commensurate with the change in shareholders’ equity. Professional services expenses increased by 30.7% in 2022, compared to the prior year driven higher by an increase in outside services costs primarily related to the core conversion. Other operating expenses increased by 6.1% year-over-year primarily as a result of higher general insurance and FDIC insurance costs.

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

For the year ended December 31, 2022, the Corporation recorded a tax provision of $2,287,000, compared to $2,620,000 for 2021. This decrease in tax expense can be attributed to lower pretax earnings and a higher level of tax-free income. The effective tax rate for the Corporation was 13.5% for 2022 and 14.9% for 2021. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings. At December 31, 2022, cash and equivalents amounted to $37.6 million, a decrease of $120.8 million, or 76.3%, from balances at December 31, 2021. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed, and increases in deposit accounts. As of December 31, 2022, we had borrowings outstanding from the FHLB of $74.0 million and subordinated debt of $39.4 million.

At December 31, 2022, we had $596.4 million in loan commitments outstanding, which included $117.5 million in firm loan commitments, $467.8 million in unused lines of credit, and open letters of credit of $11.1 million. Certificates of deposit due within one year totaled $55.6 million, or 41.6% of certificates of deposit. We believe, based on past experience that a significant portion of our certificates of deposit will remain with us upon maturity and we have ample liquidity outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $21.6 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively. Net cash used for investing activities was $315.8 million and $195.2 million in fiscal years 2022 and 2021, respectively, reflecting our loan and investment security activities in the respective periods. Cash provided by financing activities amounted to $173.3 million and $245.5 million for years ended December 31, 2022 and 2021, respectively primarily representing increases in our core deposits through the year.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2022, the Corporation had $538.3 million of debt and equity securities, compared to $567.1 million at December 31, 2021, a decrease of $28.8 million, or 5.1%.

The largest movements within the securities portfolio were shaped by market factors, such as:

●	slope of the U.S. Treasury curve and projected forward rates
●	interest spread versus U.S. Treasury rates on the various securities
●	pricing of the instruments, including supply and demand for the product
●	structure of the instruments, including duration and average life
●	portfolio weightings versus policy guidelines
●	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
●	credit risk of each instrument and risk-based capital considerations
●	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. Treasury sector increased by $17.8 million, or 120.5%, since December 31, 2021. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $4.2 million, or 14.6%, since December 31, 2021. Agency MBS and CMO investments in total have declined by $10.3 million, or 12.4%. These bonds pay monthly principal and interest and the Corporation has not reinvested into this sector, so the fair value has been declining. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of December 31, 2022, this sector stood at $50.3 million.

The Corporation’s asset-backed securities (ABS) decreased significantly since December 31, 2021, by $28.0 million, or 27.6%. ABS securities are floating rate student loan pools which are instruments that perform well in a rates-up

ENB FINANCIAL CORP

Management’s Discussion and Analysis

environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio but have a higher yield because of the longer interest rate risk. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. The Corporation sold some municipal bonds during 2022 and the rapid increase in market interest rates caused the unrealized losses on these bonds to increase dramatically. As a result, the fair value of this sector declined by $41.7 million, or 16.8% from December 31, 2021, to December 31, 2022. Municipal bonds represented 38.9% of the debt securities portfolio as of December 31, 2022, compared to 44.3% as of December 31, 2021.

As of December 31, 2022, the fair value of the Corporation’s corporate bonds decreased by $12.9 million, or 15.6%, from balances at December 31, 2021. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties. The fair value of corporate bonds decreased primarily as a result of maturing bonds as well as a significant increase in the level of unrealized losses within this portfolio.

The following table shows the weighted-average life and yield on the Corporation’s debt securities by maturity intervals as of December 31, 2022, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost. Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	20,890	1.62	14,847	1.40	—	—	35,737	1.53
U.S. government agencies	8,205	1.28	19,400	0.78	—	0.00	—	—	27,605	0.93
U.S. agency mortgage-backed securities	177	1.64	34,832	2.53	14,520	1.78	410	2.96	49,939	2.31
U.S. agency collateralized mortgage obligations	2,099	1.37	14,226	2.93	13,868	1.61	—	0.00	30,193	2.22
Non Agency MBS/CMO	2,823	2.96	29,346	4.89	17,872	3.60	3,859	5.19	53,900	4.38
Corporate bonds	12,007	4.93	40,287	2.11	24,391	3.13	—	—	76,685	2.88
Obligations of states and political subdivisions	—	—	1,202	1.30	27,579	2.26	211,321	2.02	240,102	2.04
Asset-backed securities	—	—	20,370	4.98	55,740	5.05	—	—	76,110	5.03

Total securities available for sale	25,311	3.21	180,553	2.83	168,817	3.28	215,590	2.08	590,271	2.70

Loans

Net loans outstanding increased $269.0 million, or 29.6%, from $908.0 million at December 31, 2021, to $1.2 billion at December 31, 2022. Most major loan categories showed an increase in balances over the prior year but the majority of loan growth came from the commercial and consumer real estate categories. The Corporation’s strategic plan specifically focused on loan growth while maintaining quality of credit standards. This focus resulted in significant loan growth across most loan segments in 2022.

Commercial real estate loans increased to $518.8 million at December 31, 2022, from $400.8 million at December 31, 2021, a 29.4% increase. Commercial mortgages increased by $33.4 million, or 18.8%, agriculture mortgages increased

ENB FINANCIAL CORP

Management’s Discussion and Analysis

by $17.4 million, or 8.6%, and commercial construction loans increased by $67.2 million, or 341.9% from December 31, 2021, to December 31, 2022. The increase in the commercial construction loans was a direct result of reclassification of 1-4 family residential loans, representing loans now properly coded as construction that were previously included in the consumer real estate sector.

The consumer real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $403.9 million on December 31, 2021, to $520.6 million on December 31, 2022, a 28.9% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The first lien 1-4 family mortgages increased by $93.3 million, or 29.4%, from December 31, 2021, to December 31, 2022. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2022, mortgage production decreased 11% from the prior year.  The decrease in overall production was caused largely by an increasing interest rate environment, which resulted in a reduction in refinance activity, and a shift in consumer demand from secondary market fixed-rate products to portfolio adjustable-rate products.  The percentage of mortgage originations that went into the Corporation’s held-for-investment mortgage portfolio increased to 85% compared to 63% in 2021. The change in the interest rate environment created a dramatic shift in overall mix:  39% of volume in 2022 was purchase, 44% was residential construction lending, and only 17% was refinance activity.  The volume of mortgage production in 2022 led to a 43% increase in growth of the held-for-investment residential loan portfolio but only a 3% increase in the servicing on behalf of others portfolio, with mortgage servicing rights growing to over $2.0 million.

As of December 31, 2022, the remainder of the residential real estate loans consisted of $11.9 million of fixed rate junior lien home equity loans, and $98.3 million of variable rate home equity lines of credit (HELOCs). This compares to $11.2 million of fixed rate junior lien home equity loans, and $75.7 million of HELOCs as of December 31, 2021. Therefore, combined, these two types of home equity loans increased from $86.9 million to $110.3 million, an increase of 26.9%.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate loans increased from $109.3 million at December 31, 2021, to $143.3 million at December 31, 2022, a 31.1% increase. The commercial and industrial category generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, at $5.8 million as of December 31, 2022 and $5.1 million as of December 31, 2021. These loans consist of personal loans, automobile loans, and other consumer-related loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables show the maturities for the loan portfolio as of December 31, 2022, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After	Due After
		One Year	Five Years
	Due in One	Through	Through	Due After
	Year or Less	Five Years	15 Years	15 Years	Total
	$	$	$	$	$
Commercial real estate
Commercial mortgages	8,866	16,154	84,154	101,649	210,823
Agriculture mortgages	11,734	3,446	59,535	146,452	221,167
Construction	15,510	7,753	8,761	54,769	86,793
Total commercial real estate	36,110	27,353	152,450	302,870	518,783

Consumer real estate
1-4 family residential mortgages	5,551	12,276	67,577	324,897	410,301
Home equity loans	5,754	2,087	3,069	1,027	11,937
Home equity lines of credit	156	4,314	23,851	70,028	98,349
Total consumer real estate	11,461	18,677	94,497	395,952	520,587

Commercial and industrial
Commercial and industrial	24,948	34,681	27,399	500	87,528
Tax-free loans	9	6,187	6,335	16,133	28,664
Agriculture loans	18,094	5,271	3,757	—	27,122
Total commercial and industrial	43,051	46,139	37,491	16,633	143,314

Consumer	2,369	3,305	95	—	5,769
Total amount due	92,991	95,474	284,533	715,455	1,188,453

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	61,606	140,351	201,957
Agriculture mortgages	15,580	193,853	209,433
Construction	22,299	48,984	71,283
Total commercial real estate	99,485	383,188	482,673

Consumer real estate
1-4 family residential mortgages	167,132	237,618	404,750
Home equity loans	3,595	2,588	6,183
Home equity lines of credit	26,128	72,065	98,193
Total consumer real estate	196,855	312,271	509,126

Commercial and industrial
Commercial and industrial	53,268	9,312	62,580
Tax-free loans	7,728	20,927	28,655
Agriculture loans	8,612	416	9,028
Total commercial and industrial	69,608	30,655	100,263

Consumer	3,400	—	3,400

Total amount due	369,348	726,114	1,095,462

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Out of all the loans due after one year, $369.3 million, or 33.7%, are fixed-rate loans as of December 31, 2022. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. The remaining $726.1 million, or 66.3% of loans due after one year, are made up of loans that are true floating loans and loans that will reprice at a predetermined time in the amortization of the loan. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

●	Non-accrual loans
●	Loans past due 90 days or more and still accruing
●	Troubled debt restructurings
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2022	2021
	$	$

Non-accrual loans	4,178	2,556
Loans past due 90 days or more and still accruing	169	325
Troubled debt restructurings, non-performing	—	—
Total non-performing loans	4,347	2,881

Other real estate owned	—	—

Total non-performing assets	4,347	2,881

Non-accrual loans to total loans	0.35%	0.28%
Non-performing loans to total loans	0.36%	0.31%
Allowance for credit losses to total loans	1.19%	1.40%
Allowance for credit losses to non-accrual loans	338.70%	505.91%
Allowance for credit losses to non-performing loans	325.53%	448.84%

Non-performing assets increased by $1,466,000, or 50.9%, from December 31, 2021, to December 31, 2022, primarily as a result of increases in non-accrual loans and partially offset by a decline in loans past due 90 days or more and still accruing. Several customer relationships were added to non-accrual during 2022 resulting in an increase of $1,622,000 in the total balance of non-accrual loans. As of December 31, 2022, there were twelve loans to ten unrelated borrowers totaling $4,178,000 on non-accrual compared to fifteen loans to seven unrelated borrowers totaling $2,556,000 as of December 31, 2021. The largest non-accrual relationship at December 31, 2022, was a commercial mortgage to a single borrower with a balance of $931,000.

Loans past due 90 days or more and still accruing declined by $156,000 during 2022 partially offsetting the increases in non-accrual loans. There were no loans considered non-performing troubled debt restructurings (TDR) as of December 31, 2022 or 2021. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans remains low but is likely to trend higher in recessionary periods. It is far more likely the level of non-performing

ENB FINANCIAL CORP

Management’s Discussion and Analysis

assets would increase than decline to lower levels. The level of the Corporation’s non-performing loans remains very low relative to the size of the portfolio and relative to peers.

As of December 31, 2022 and 2021, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Allowance for Credit Losses

The allowance for credit losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for credit losses. This calculation is based upon a systematic methodology for determining the allowance for credit losses in accordance with U.S. generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The calculation, and detailed analysis supporting it, emphasizes the level of delinquent, non-performing and classified loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for credit losses through the provision as necessary. Changes to the allowance for credit losses during the year are primarily affected by three events:

●	Charge off of loans considered not recoverable
●	Recovery of loans previously charged off
●	Provision or credit for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In recent years, the Corporation has primarily recorded provision expenses in order to account for the growth in the loan portfolio as well as make adjustments for increasing levels of delinquencies and classified loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs as a percentage of average loans outstanding for each segment of the Corporation’s loan portfolio as of December 31, 2022 and 2021.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	2022	2021
	$	$

Loans charged-off:
Commercial real estate	84	—
Consumer real estate	—	20
Commercial and industrial	44	—
Consumer	19	35
Total loans charged-off	147	55

Recoveries of loans previously charged-off
Commercial real estate	10	109
Consumer real estate	10	2
Commercial and industrial	42	56
Consumer	5	17
Total recoveries	67	184

Net charge-offs (recoveries)
Commercial real estate	74	(109)
Consumer real estate	(10)	18
Commercial and industrial	2	(56)
Consumer	14	18
Total net charge-offs (recoveries)	80	(129)

Average loans outstanding
Commercial real estate	435,738	357,727
Consumer real estate	416,824	328,969
Commercial and industrial	184,483	176,212
Consumer	6,020	5,552
Total average loans outstanding	1,043,065	868,460

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	0.02%	(0.03%	)
Consumer real estate	0.00%	0.01%
Commercial and industrial	0.00%	(0.03%	)
Consumer	0.23%	0.32%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.01%	(0.01%	)

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. During 2022, charge-offs exceeded recoveries by $80,000, representing a net charge-off position of 0.01% of average loans outstanding as reflected above.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2022		2021
		% of		% of
	$	Loans	$	Loans

Real estate	11,516	87.5	10,097	87.5
Commercial and industrial	2,151	12.0	2,112	11.9
Consumer	67	0.5	87	0.6
Unallocated	417	—	635	—
Total allowance for loan losses	14,151	100.0	12,931	100.0

Real estate loans represent 87.5% of total loans with 81.4% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore require a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2022, the dollar amount of allocation for commercial and industrial loans increased by $39,000, or 1.8%, with this allocation accounting for 15.2% of the total allowance as of December 31, 2022. As of December 31, 2022, commercial and industrial loans make up 12.0% of all loans. The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer loans and personal loans is based on historical losses and qualitative factors.

The $417,000 unallocated portion of the allowance as of December 31, 2022, decreased from the balance at the end of 2021, and the unallocated portion as a percentage of the total allowance decreased from 4.9% at December 31, 2021, to 2.9% at December 31, 2022.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $857,000, or 3.5%, from December 31, 2021, to December 31, 2022. During 2022, capital investments were made by the Corporation in various projects including the improvements at the leased Quarryville office as well as normal ongoing capital needs. The Corporation had $1,298,000 in construction in process at the end of 2022 compared to $369,000 at the end of 2021. These balances consisted of amounts for projects or equipment not yet placed in service as of each year-end. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6,670,000 of regulatory stock holdings as of December 31, 2022, consisted of $5,552,000 of FHLB of Pittsburgh stock, $1,081,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $34,805,000 on December 31, 2022, compared to $35,414,000 on December 31, 2021. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,771,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. This CSV declined by $499,000 in 2022 due to the death of a participant which resulted in a death benefit payout and a decrease in the total policy value. The program was designed

ENB FINANCIAL CORP

Management’s Discussion and Analysis

to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The CSV of this plan was $30,034,000, a decrease of $110,000 from the prior year-end. There was also a participant death in this plan during 2022 which resulted in the decline in balance.

Deposits

The Corporation’s total ending deposits at December 31, 2022, increased by $126.7 million, or 8.4%, from December 31, 2021. Customer deposits are the Corporation’s primary source of funding for loans and securities. Deposit balances grew rapidly in 2021 and prior years due to the very low interest rate environment and the few options available for customers to earn a return on their investment. During 2022, the Corporation grew deposits at a slower pace due to the rapidly rising rate environment and the options available to customers.

The Deposits by Major Classification table, shown below, provides the average balances of each category for December 31, 2022 and December 31, 2021.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2022		2021
	$	%	$	%

Non-interest bearing demand	664,116	—	579,996	—
Interest-bearing demand	117,123	1.24	55,819	0.10
NOW accounts	131,613	0.05	130,328	0.03
Money market deposit accounts	167,013	0.16	158,635	0.05
Savings accounts	365,460	0.03	315,161	0.02
Time deposits	116,615	0.75	117,320	0.78
Total deposits	1,561,940		1,357,259

The average balance of the Corporation’s core deposits increased by $204.7 million, or 15.1%, from December 31, 2021, to December 31, 2022. Non-interest bearing demand accounts grew by $84.1 million, or 14.5%, and are the Corporation’s cheapest source of funding for balance sheet growth. Interest-bearing demand accounts grew by $61.3 million, or 109.8%, as a result of participating in the reciprocal program for an off-balance sheet sweep product. Money market account average balances increased by $8.4 million, or 5.3%, and savings accounts increased by $50.3 million, or 16.0%, from December 31, 2021, to December 31, 2022. Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. In 2022, time deposits declined very slightly, by $705,000, or 0.6%, compared to average balances at December 31, 2021.

As of December 31, 2022, time deposits over $250,000 made up 7.2% of the total time deposits. This compares to 7.3% on December 31, 2021. The total dollar amount of time deposits over $250,000 increased $1,364,000, or 16.4%, from December 31, 2021 to December 31, 2022. Since time deposits over $250,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $250,000 or more for the past two years by maturity distribution.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

MATURITY OF TIME DEPOSITS OF $250,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2022	2021
	$	$

Three months or less	1,940	1,592
Over three months through six months	517	575
Over six months through twelve months	877	1,655
Over twelve months	6,351	4,499
Total	9,685	8,321

As of December 31, 2022 and 2021, the total uninsured deposits of the Corporation were approximately $380,064,000 and $313,122,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

Borrowings

Total borrowings were $113.4 million as of December 31, 2022, and $63.9 million as of December 31, 2021. The Corporation had $16.0 million in short-term borrowings at December 31, 2022, and no short-term borrowings the prior year-end. Long-term borrowings with the Federal Home Loan Bank (FHLB) increased to $58.0 million as of December 31, 2022, from $44.2 million as of December 31, 2021. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. The increase in long-term FHLB borrowing balances during the year related to strong loan growth and a desire to hedge against potential deposit runoff as a result of the challenging economic environment. As of December 31, 2022, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $575.7 million as of December 31, 2022.

In addition to the long-term advances funded through the FHLB, the Corporation completed two sales of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes in December 2020 with a maturity date of December 30, 2030 and another $20.0 million in July 2022 with a maturity date of September 30, 2032. These notes are non-callable for 5 years and carry a fixed interest rate of 4.00% and 5.75%, respectively, for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of December 31, 2022, $33.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of December 31, 2022	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.5%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of December 31, 2022 the Bank’s Tier 1 Leverage Ratio stood at 9.3% while the Corporation’s Tier 1 Leverage Ratio was 7.6%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Since the Corporation elected to opt-out of the requirement to include most components of accumulated other comprehensive income in calculating regulatory capital, the significant devaluation of the investment portfolio that resulted in a higher level of unrealized losses, has not affected the regulatory capital. But the changes in investment unrealized gains and losses impact tangible capital on the balance sheet on an ongoing basis and were adversely impacted by the dramatic increase in market interest rates during 2022.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2022, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	55,614	57,304	20,911	—	133,829
Borrowings (Notes G and H)	29,816	50,150	33,469	—	113,435
Operating Leases (Note Q)	450	800	467	1,428	3,145

Total contractual obligations	85,880	108,254	54,847	1,428	250,409

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2022. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2022
$
Commitments to extend credit:
Revolving home equity loans	195,327
Construction loans	71,093
Real estate loans	112,335
Business loans	199,367
Consumer loans	1,386
Other	5,823
Standby letters of credit	11,084

Total	596,415

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

The maturity gap analysis does not include non-interest earning assets and non-interest bearing liabilities, with the exception of non-interest bearing demand deposit accounts. The non-interest bearing demand deposits are considered additional deposit liabilities with no associated interest expense, which acts to lower the overall interest rate paid on total deposits.

Gap ratios have been decreasing for the Corporation throughout 2022. The Corporation’s assets are getting longer, with very low levels of cash and cash equivalents. Meanwhile the Corporation’s core deposit liabilities continue to model as long liabilities, while the complement of shorter term time deposits continue to decline.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As of December 31, 2022, the Corporation had low cash levels due to loan growth. This has caused a decline in the short-term gap ratios resulting in the six-month ratio of 41.7% and the one-year ratio of 107.5%. In a rising rate environment, having more assets maturing than liabilities is beneficial because those assets can be reinvested at higher yields.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2022, for the Bank, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	135,546	110,752	377,791	306,298	897,418
Liabilities maturing	325,021	103,028	168,340	174,781	955,558
Maturity gap	(189,475)	7,724	209,451	131,517	(58,140)
Cumulative maturity gap	(189,475)	(181,751)	27,700	159,217	101,077

Maturity gap %	41.7%	107.5%	224.4%	175.2%	93.9%

Cumulative maturity gap %	41.7%	57.5%	104.6%	120.6%	105.9%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of December 31, 2022, cumulative maturity gap ratios were on the low side for up to a year and less indicating that there are more liabilities maturing in the short time frames than assets. For the six-month time frame, the gap ratio was 41.7% and for the 1-year cumulative gap, the ratio was 57.5%. For the 1 year to 3 years, the cumulative gap was 104.6%, representing a higher level of asset maturities versus liabilities. For the 3 to 5 year time frame, the cumulative gap was 120.6%, and for the over 5 year time frame, the cumulative gap was 105.9%. In a rising rate environment, higher gap ratios are beneficial as assets can reprice to the higher rates; however, lower gap ratios are harmful in a rising rate environment as liabilities would potentially be repricing to higher rates. Management anticipates higher deposit and borrowings costs with limited savings on the liability side in 2023. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

It is likely that with some competition pricing and talk of a recession in 2023, customer behavior patterns would change and deposits would become more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate increases is good in the beginning of 2023, driven by concerns of inflation.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity. These measurements are evaluated quarterly through the ALCO process. There are a number of key ratios measured that involve liquidity, non-core funding sources, and contingency funding with each ratio assigned a risk level of low, moderate, or high.

As of December 31, 2022, the Corporation was within guidelines for all of the above measurements except for two that fell in the moderate range: long term assets to total assets and tangible equity to total assets. The long term assets to total assets is slightly elevated due to holding more mortgages on the balance sheet as well as a large amount of longer municipal securities in the investment portfolio. The tangible equity to total assets is lower due to the unrealized losses experienced on the investment portfolio due to the rapid increase in interest rates in 2022.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	Changes in net interest income
●	Changes in net portfolio value

The Corporation’s asset liability model is able to perform dynamic forecasting based on a wide range of assumptions provided. The model is flexible and can be used for many types of financial projections. The Corporation uses financial modeling to forecast balance sheet growth and earnings. The results obtained through the use of forecasting models are based on a variety of factors. Both earnings and balance sheet forecasts make use of maturity and repricing schedules to determine the changes to the Corporation’s balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to:

●	Projected interest rates
●	Timing of interest rate changes
●	Slope of the U.S. Treasury curve
●	Spreads available on securities over the U.S. Treasury curve
●	Prepayment speeds on loans held and mortgage-backed securities
●	Anticipated calls on securities with call options
●	Deposit and loan balance fluctuations
●	Competitive pressures affecting loan and deposit rates
●	Economic conditions
●	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2022, and December 31, 2021. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

CHANGES IN NET INTEREST INCOME

	2022	2021	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(9.6)	—	(24.00)
300 basis point rise	(6.8)	1.6	(20.00)
200 basis point rise	(4.1)	0.3	(16.00)
100 basis point rise	(1.6)	0.5	(12.00)
Base rate scenario	—	—	—
25 basis point decline	—	(0.7)	(3.00)
50 basis point decline	—	(1.8)	(6.00)
75 basis point decline	—	(3.1)	(9.00)
100 basis point decline	0.4	—	(12.00)
200 basis point decline	(2.6)	—	(16.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

As of December 31, 2022, the above analysis shows a negative impact to the Corporation’s net interest income in all the scenarios, except the down 100 basis points. In the past year, the Federal funds rate has increased rapidly. The Corporation is now experiencing a rising cost of funds on the liability side in pricing its deposits. Once deposit pricing has stabilized, net interest income would increase with the repricing of variable rate loans and securities moving immediately as Prime moves. The pressure on the cost of funds side is currently resulting in the Corporation being liability sensitive in the short-term, but asset sensitive in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all rates-up scenarios, modeled net interest income decreases with less benefit compared to the results as of December 31, 2021. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been more significant and happening faster than in 2021 when market rates were not moving. This has resulted in the pressure on net interest income shown above. In past years, financial institutions have benefited from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2022 and December 31, 2021. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of December 31, 2022, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-200 basis point rate scenario. The positive impact of higher rates on both loans and securities was down from December 31, 2021. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. This was especially apparent throughout 2021 when rates were extremely low and the Corporatin’s deposits grew at a very fast pace. In 2022, deposit growth was slower and deposit pricing increased resulting in a decline in the benefit in the rising rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scnenarios as of December 31, 2022 and 2021.

CHANGES IN NET PORTFOLIO VALUE

	2022	2021	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	11.0	—	(35.00)
300 basis point rise	11.0	28.5	(30.00)
200 basis point rise	10.0	21.7	(25.00)
100 basis point rise	7.0	14.7	(20.00)
Base rate scenario	—	—	—
25 basis point decline	—	(6.3)	(5.00)
50 basis point decline	—	(14.1)	(10.00)
75 basis point decline	—	(22.5)	(15.00)
100 basis point decline	(11.0)	—	(20.00)
200 basis point decline	(29.0)	—	(25.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2022, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 11.0% in the rates-up 400 and 300 basis point scenario, and gains of 10.0% and 7.0%, in the rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

The changes in net portfolio value do show exposure in the down-rate scenarios with the 200 rate scenario that is outside of policy guidelines. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $1.2 billion as of December 31, 2022, and the associated ALL was $14.2 million. As discussed in Notes A and C to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, national and local economic trends and conditions, trends in the nature and volume of the loan portfolio, experience, ability, and depth of lending staff and management, levels of and trends in delinquency, non-accruals, and charge- offs, changes in quality of credit risk and oversight of Board of Directors, changes in underlying value of collateral, concentrations of credit, and external factors such as competition, law, and regulations.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments.

Allowance for Loan Losses (ALL)

How We Addressed the Matter in Our Audit

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2005.

S.R. Snodgrass, P.C.

King of Prussia, Pennsylvania

March 20, 2023

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2022	2021
	$	$
ASSETS
Cash and due from banks	28,935	19,930
Interest-bearing deposits in other banks	8,637	138,519

Total cash and cash equivalents	37,572	158,449

Securities available for sale (at fair value)	529,142	558,093
Equity securities (at fair value)	9,118	8,982

Loans held for sale	5,927	3,194

Loans (net of unearned income)	1,191,117	920,904

Less: Allowance for credit losses	14,151	12,931

Net loans	1,176,966	907,973

Premises and equipment	25,333	24,476
Regulatory stock	6,670	5,380
Bank owned life insurance	34,805	35,414
Other assets	33,183	15,269

Total assets	1,858,716	1,717,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	672,342	686,278
Interest-bearing	966,616	825,935

Total deposits	1,638,958	1,512,213

Short-term debt	16,000	—
Long-term debt	58,039	44,206
Subordinated debt	39,396	19,680
Other liabilities	8,988	3,843

Total liabilities	1,761,381	1,579,942

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,635,533 as of 12/31/22 and 5,583,957 as of 12/31/21	574	574
Capital surplus	4,437	4,520
Retained earnings	142,677	131,856
Accumulated other comprehensive (loss) income net of tax	(48,292)	3,441
Less: Treasury stock cost on 103,581 shares as of 12/31/22	(2,061)	(3,103)

Total stockholders' equity	97,335	137,288

Total liabilities and stockholders' equity	1,858,716	1,717,230

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2022	2021
	$	$
Interest and dividend income:
Interest and fees on loans	41,944	34,246
Interest on securities available for sale
Taxable	9,048	4,881
Tax-exempt	4,214	3,975
Interest on deposits at other banks	172	91
Dividend income	581	398

Total interest and dividend income	55,959	43,591

Interest expense:
Interest on deposits	2,750	1,143
Interest on borrowings	2,626	1,877

Total interest expense	5,376	3,020

Net interest income	50,583	40,571

Provision for loan losses	1,300	475
Net interest income after provision for loan losses	49,283	40,096

Other income:
Trust and investment services income	2,643	2,362
Service fees	2,938	2,512
Commissions	3,663	3,702
Gains on sale of debt securities, net	42	730
(Losses) gains on equity securities, net	(32)	324
Gains on sale of mortgages	1,302	5,526
Earnings on bank-owned life insurance	1,583	880
Other income	1,425	1,845

Total other income	13,564	17,881

Operating expenses:
Salaries and employee benefits	27,324	24,465
Occupancy	2,846	2,621
Equipment	1,240	1,053
Advertising & marketing	1,083	992
Computer software & data processing	5,591	4,420
Shares tax	1,380	1,282
Professional services	2,743	2,099
Other expense	3,722	3,509

Total operating expenses	45,929	40,441

Income before income taxes	16,918	17,536

Provision for federal income taxes	2,287	2,620

Net income	14,631	14,916

Earnings per share of common stock	2.62	2.68

Cash dividends paid per share	0.68	0.67

Weighted average shares outstanding	5,588,656	5,567,950

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2022	2021
	$	$

Net income	14,631	14,916

Other comprehensive (loss) income , net of tax:
Net change in unrealized (losses) gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized losses arising during the period	(65,443)	(4,986)
Income tax effect	13,743	1,046
	(51,700)	(3,940)

Gains recognized in earnings	(42)	(730)
Income tax effect	9	153
	(33)	(577)

Other comprehensive loss, net of tax	(51,733)	(4,517)

Comprehensive (Loss) Income	(37,102)	10,399

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216

Net income	—	—	14,916	—	—	14,916

Other comprehensive loss, net of tax	—	—	—	(4,517)	—	(4,517)
			—
Treasury stock purchased - 22,900 shares	—	—	—	—	(482)	(482)

Treasury stock issued - 40,626 shares	—	76	—	—	809	885

Cash dividends paid, $0.67 per share	—	—	(3,730)	—	—	(3,730)

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288

Net income	—	—	14,631	—	—	14,631

Other comprehensive loss, net of tax	—	—	—	(51,733)	—	(51,733)
			—
Stock-based compensation expense		11				11

Treasury stock purchased -6,456 shares	—	—	—	—	(116)	(116)

Treasury stock issued - 58,032 shares	—	(94)	—	—	1,158	1,064

Cash dividends paid, $0.68 per share	—	—	(3,810)	—	—	(3,810)

Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net income	14,631	14,916
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	5,233	3,945
Increase in interest receivable	(1,403)	(608)
Increase (decrease) in interest payable	346	(71)
Provision for loan losses	1,300	475
Gain on sale of debt securities, net	(42)	(730)
Loss (gain) on equity securities, net	32	(324)
Gains on sale of mortgages	(1,302)	(5,526)
Loans originated for sale	(30,160)	(97,578)
Proceeds from sales of loans	28,729	102,939
Earnings on bank-owned life insurance	(1,583)	(880)
Depreciation of premises and equipment and amortization of software	1,629	1,560
Deferred income tax	(65)	(15)
Amortization of deferred fees on subordinated debt	116	79
Stock-based compensation expense	11	—
Other assets and other liabilities, net	4,144	(4,926)
Net cash provided by operating activities	21,616	13,256

Cash flows from investing activities:
Securities avaiable for sale:
Proceeds from maturities, calls, and repayments	53,714	74,972
Proceeds from sales	28,590	79,019
Purchases	(123,854)	(245,788)
Equity securities:
Proceeds from sales	151	460
Purchases	(319)	(2,013)
Purchase of regulatory bank stock	(1,982)	(556)
Redemptions of regulatory bank stock	692	1,283
Purchase of bank-owned life inurance	—	(4,888)
Net increase in loans	(270,468)	(96,204)
Purchases of premises and equipment, net	(2,192)	(1,036)
Purchase of computer software	(141)	(486)
Net cash used for investing activities	(315,809)	(195,237)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	106,852	264,554
Net increase (decrease) in time deposits	19,893	(5,152)
Net increase in short-term borrowings	16,000	—
Proceeds from long-term debt	13,833	—
Repayments of long-term debt	—	(10,584)
Proceeds from issuance of subordinated debt	19,600	—
Dividends paid	(3,810)	(3,730)
Proceeds from sale of treasury stock	1,064	885
Treasury stock purchased	(116)	(482)
Net cash provided by financing activities	173,316	245,491
(Decrease) Increase in cash and cash equivalents	(120,877)	63,510
Cash and cash equivalents at beginning of period	158,449	94,939
Cash and cash equivalents at end of period	37,572	158,449

Supplemental disclosures of cash flow information:
Interest paid	5,030	3,089
Income taxes paid	1,900	2,875

Supplemental disclosure of non-cash investing and financing activities:
	—	—
Fair value adjustments for securities available for sale	65,485	5,716
Recognition of lease operating right-of-use assets	2,811	80
Recognition of operating lease liabilities	2,811	80
Death benefits receivable on BOLI	2,075	—

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through thirteen full-service office locations. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. ENB Insurance is managed separately from the banking and related financial services that the Corporation offers.

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

Securities Available for Sale

The Corporation classifies its entire portfolio of debt securities as available for sale securities, which the Corporation reports at fair value. Any unrealized valuation gains or losses on the debt portfolio are reported as a separate component of stockholders' equity, net of deferred income taxes. The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and asset-backed securities (ABS). The constant yield method maintains a stable yield on the instrument through its maturity. For CMOs, ABS and MBS, a two-step/proration method is used for amortization and accretion. The first step is a proration based on the current pay down. This component ensures that the book price stays level with par. The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates. Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Equity Securities

Equity securities includes common stocks of public companies that the Corporation has the intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with changes in unrealized holding gains and losses recognized through earnings on a monthly basis.

Other Than Temporary Impairment (“OTTI”)

Management monitors all of the Corporation’s securities for OTTI on a monthly basis and determines whether any impairment should be recorded. A number of factors are considered in determining whether a security is impaired, including, but not limited to, the following:

●	Percentage of unrealized losses,
●	Period of time the security has had unrealized losses,
●	Type of security,

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

●	Maturity date of the instrument if a debt instrument,
●	The intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value,
●	Amount of projected credit losses based on current cash flow analysis, default and severity rates, and
●	Market dynamics impacting the market for and liquidity of the security.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Management currently utilizes nine qualitative factors that are adjusted based on changes in the lending environment and economic conditions. The qualitative factors include the following:

●	levels of and trends in delinquencies, non-accruals, and charge-offs,
●	trends in the nature and volume of the loan portfolio,
●	changes in lending policies and procedures,
●	experience, ability, and depth of lending personnel and management oversight,
●	national and local economic trends,
●	concentrations of credit,
●	external factors such as competition, legal, and regulatory requirements,
●	changes in the quality of loan review and Board oversight,
●	changes in the value of underlying collateral.

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $1,017,000 as of December 31, 2022, and $910,000 as of December 31, 2021. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2022, or December 31, 2021.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $2,030,000 of MSRs as of December 31, 2022, compared to $1,768,000 as of December 31, 2021. The value of MSRs increased during 2022 as valuation of new assets outpaced amortization on existing assets. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR valuation, while a shorter estimated life would decrease the value of the MSR. Management records the MSR value based on the third-party reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2022 and 2021.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)

	December 31,
	2022	2021
	$	$

Beginning Balance	1,768	1076
Additions	344	877
Amortization	(22)	(48)
Disposals	(60)	(137)

Ending Balance	2,030	1,768

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $34,805,000 and $35,414,000 as of December 31, 2022, and 2021, respectively. The decrease in BOLI cash surrender value was primarily due to the death of two participants during 2022 which resulted in death benefits received and a decrease in the value of the policies.

Leases

The Company has operating leases for several branch locations and office space. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also lease certain office equipment under operating leases. Many of the Company’s leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, there are several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right of use assets and lease liabilities.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

As most of the leases do not provide an implicit rate, the Company uses the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

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

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period less any unvested restricted shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations.

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

Trust Assets and Income

Assets held by ENB’s Wealth Solutions Group in a fiduciary or agency capacity for customers are not included in the Corporation’s Consolidated Balance Sheets since these items are not assets of the Corporation. Trust income is reported in the Corporation’s Consolidated Statements of Income under other income.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

The Corporation has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of the CECL calculation, reviewing internal procedures, policies, assumptions, and is working with an independent third-party consultant to validate system models.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost and fair value of debt securities held at December 31, 2022, and 2021, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2022
U. S. Treasuries	35,737	—	(3,080)	32,657
U.S. government agencies	27,605	—	(2,818)	24,787
U.S. agency mortgage-backed securities	49,939	—	(4,632)	45,307
U.S. agency collateralized mortgage obligations	30,193	—	(2,703)	27,490
Non-agency MBS/CMO	53,900	—	(3,650)	50,250
Asset-backed securities	76,110	16	(2,892)	73,234
Corporate bonds	76,685	10	(7,064)	69,631
Obligations of states and political subdivisions	240,102	10	(34,326)	205,786
Total securities available for sale	590,271	36	(61,165)	529,142

December 31, 2021
U. S. Treasuries	14,821	14	(22)	14,813
U.S. government agencies	29,613	50	(642)	29,021
U.S. agency mortgage-backed securities	51,964	502	(478)	51,988
U.S. agency collateralized mortgage obligations	30,917	241	(81)	31,077
Asset-backed securities	100,998	605	(384)	101,219
Corporate bonds	82,617	420	(528)	82,509
Obligations of states and political subdivisions	242,807	5,848	(1,189)	247,466
Total securities available for sale	553,737	7,680	(3,324)	558,093

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available for sale at December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	20,212	19,938
Due after one year through five years	96,643	88,443
Due after five years through ten years	99,529	86,492
Due after ten years	373,887	334,269
Total debt securities	590,271	529,142

Securities available for sale with a par value of $116,179,000 and $94,283,000 at December 31, 2022 and 2021, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $107,071,000 at December 31, 2022, and $96,521,000 at December 31, 2021.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2022	2021
	$	$
Proceeds from sales	28,590	79,019
Gross realized gains	191	809
Gross realized losses	149	79

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2022, and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2022
U.S. Treasuries	19,721	(1,169)	12,936	(1,911)	32,657	(3,080)
U.S. government agencies	1,953	(52)	21,634	(2,766)	23,587	(2,818)
U.S. agency mortgage-backed securities	24,667	(1,653)	20,640	(2,979)	45,307	(4,632)
U.S. agency collateralized mortgage obligations	9,984	(500)	17,453	(2,203)	27,437	(2,703)
Non-Agency MBS/CMO	50,250	(3,650)	—	—	50,250	(3,650)
Asset-backed securities	29,283	(1,028)	42,032	(1,864)	71,315	(2,892)
Corporate bonds	15,197	(1,230)	43,417	(5,834)	58,614	(7,064)
Obligations of states & political subdivisions	103,200	(10,949)	100,575	(23,377)	203,775	(34,326)
Total temporarily impaired securities	254,255	(20,231)	258,687	(40,934)	512,942	(61,165)

As of December 31, 2021
U.S. Treasuries	4,959	(22)	—	—	4,959	(22)
U.S. government agencies	16,386	(519)	7,375	(123)	23,761	(642)
U.S. agency mortgage-backed securities	24,090	(468)	2,458	(10)	26,548	(478)
U.S. agency collateralized mortgage obligations	14,206	(66)	2,965	(15)	17,171	(81)
Asset-backed securities	50,466	(338)	2,826	(46)	53,292	(384)
Corporate bonds	44,907	(528)	—	—	44,907	(528)
Obligations of states & political subdivisions	70,021	(1,043)	6,023	(146)	76,044	(1,189)
Total temporarily impaired securities	225,035	(2,984)	21,647	(340)	246,682	(3,324)

In the debt security portfolio, there are 359 positions carrying unrealized losses as of December 31, 2022. There were no instruments considered to be other-than-temporarily impaired at December 31, 2022.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2022 and December 31, 2021.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
CRA-qualified mutual funds	7,345	—	—	7,345
Bank stocks	1,685	162	(74)	1,773
Total equity securities	9,030	162	(74)	9,118

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2021
CRA-qualified mutual funds	7,240	—	—	7,240
Bank stocks	1,570	184	(12)	1,742
Total equity securities	8,810	184	(12)	8,982

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2022 and 2021, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2022 and 2021.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
	$	$

Net gains (losses) recognized in equity securities during the period	(32)	324

Less: Net gains realized on the sale of equity securities during the period	(52)	(99)

Unrealized gains (losses) recognized in equity securities held at reporting date	(84)	225

Proceeds from the sale of equity securities totaled $151,000 during 2022 and $460,000 during 2021.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2022 and 2021.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2022	2021
	$	$
Commercial real estate
Commercial mortgages	210,823	177,396
Agriculture mortgages	221,167	203,725
Construction	86,793	19,639
Total commercial real estate	518,783	400,760

Consumer real estate (a)
1-4 family residential mortgages	410,301	317,037
Home equity loans	11,937	11,181
Home equity lines of credit	98,349	75,698
Total consumer real estate	520,587	403,916

Commercial and industrial
Commercial and industrial	87,528	65,615
Tax-free loans	28,664	23,009
Agriculture loans	27,122	20,717
Total commercial and industrial	143,314	109,341

Consumer	5,769	5,132

Gross loans prior to deferred costs and allowance for loan losses	1,188,453	919,149

Deferred loan costs, net	2,664	1,755
Allowance for credit losses	(14,151)	(12,931)
Total net loans	1,176,966	907,973

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $298,375,000 and $289,263,000 as of December 31, 2022, and 2021, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2022 and 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

●	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.
●	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
●	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
●	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

●	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2022	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	209,534	214,905	83,240	85,977	28,664	26,749	649,069
Special Mention	—	1,966	3,553	893	—	132	6,544
Substandard	1,289	4,296	—	658	—	241	6,484
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	210,823	221,167	86,793	87,528	28,664	27,122	662,097

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2022 and 2021:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2022	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	409,854	11,598	98,349	5,738	525,539
Non-performing	447	339	—	30	816
Total	410,301	11,937	98,349	5,768	526,355

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2021	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	316,722	11,181	75,659	5,132	408,694
Non-performing	315	—	39	—	354
Total	317,037	11,181	75,698	5,132	409,048

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2022 and 2021:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2022	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	554	554	210,269	210,823	—
Agriculture mortgages	—	—	2,787	2,787	218,380	221,167	—
Construction	—	—	—	—	86,793	86,793	—
Consumer real estate
1-4 family residential mortgages	905	—	447	1,352	408,949	410,301	139
Home equity loans	17	—	339	356	11,581	11,937	—
Home equity lines of credit	165	16	—	181	98,168	98,349	—
Commercial and industrial
Commercial and industrial	—	—	190	190	87,338	87,528	—
Tax-free loans	—	—	—	—	28,664	28,664	—
Agriculture loans	—	—	—	—	27,122	27,122	—
Consumer	9	5	30	44	5,725	5,769	30
Total	1,096	21	4,347	5,464	1,182,989	1,188,453	169

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2021			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	22	—	184	206	177,190	177,396	—
Agriculture mortgages	232	—	1,838	2,070	201,655	203,725	—
Construction	—	—	—	—	19,639	19,639	—
Consumer real estate
1-4 family residential mortgages	1,464	68	315	1,847	315,190	317,037	276
Home equity loans	19	—	—	19	11,162	11,181	—
Home equity lines of credit	—	—	39	39	75,659	75,698	39
Commercial and industrial
Commercial and industrial	43	—	395	438	65,177	65,615	10
Tax-free loans	—	—	—	—	23,009	23,009	—
Agriculture loans	—	9	110	119	20,598	20,717	—
Consumer	22	—	—	22	5,110	5,132	—
Total	1,802	77	2,881	4,760	914,389	919,149	325

As of December 31, 2022, and 2021, all of the Corporation’s non-homogeneous loans on non-accrual status were also considered impaired.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2022	2021
	$	$
Commercial real estate
Commercial mortgages	554	184
Agriculture mortgages	2,787	1,838
Construction	—	—
Consumer real estate
1-4 family residential mortgages	308	39
Home equity loans	339	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	190	385
Tax-free loans	—	—
Agriculture loans	—	110
Consumer	—	—
Total	4,178	2,556

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

No loan modifications were made during 2022 or 2021 that would be considered a troubled debt restructuring (TDR). A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loan was $442,000 as of December 31, 2022. This TDR is not non-accrual.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2022:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,201	1,271	—	779	—
Agriculture mortgages	3,229	3,348	—	3,350	24
Construction	—	—	—	—	—
Total commercial real estate	4,430	4,619	—	4,129	24

Commercial and industrial
Commercial and industrial	190	199	—	160	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	190	199	—	160	—

Total with no related allowance	4,620	4,818	—	4,289	24

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,201	1,271	—	779	—
Agriculture mortgages	3,229	3,348	—	3,350	24
Construction	—	—	—	—	—
Total commercial real estate	4,430	4,619	—	4,129	24

Commercial and industrial
Commercial and industrial	190	199	—	160	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	190	199	—	160	—

Total	4,620	4,818	—	4,289	24

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	6,263	3,834	2,112	87	635	12,931

Charge-offs	(84)	—	(44)	(19)	—	(147)
Recoveries	10	10	42	5	—	67
Provision	(115)	1,598	41	(6)	(218)	1,300

Ending balance	6,074	5,442	2,151	67	417	14,151

Ending balance: individually evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	6,074	5,442	2,151	67	417	14,151

Loans receivable:
Ending balance	518,783	520,587	143,314	5,769		1,188,453
Ending balance: individually evaluated for impairment	4,430	—	190	—		4,620
Ending balance: collectively evaluated for impairment	514,353	520,587	143,124	5,769		1,183,833

The dollar amount of the allowance only changed significantly for the consumer real estate sector, showing an increase of $1.6 million from December 31, 2021 to December 31, 2022. The changes in allowance for the other loan sectors were minimal. The higher provision in the consumer real estate sector was primarily caused by growth within this segment of the loan portfolio during 2022. In the two years prior to 2022, most residential mortgage loans were being generated and sold on the secondary market. With the rapid increase in mortgage rates during 2022, most residential mortgage originations were in the form of adjustable rate mortgages which were held on the Corporation’s balance sheet. Net charge-offs were minimal during the year ended December 31, 2022, so the provision expense was primarily related to loan portfolio growth.

The December 31, 2022 ending balance of the allowance was up $1,220,000, or 9.4%, from December 31, 2021, and the allowance as a percentage of total loans was 1.19% as of December 31, 2022, and 1.40% as of December 31, 2021.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2021:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	6,329	3,449	1,972	52	525	12,327

Charge-offs	—	(20)	—	(35)	—	(55)
Recoveries	109	2	56	17	—	184
Provision (credit)	(175)	403	84	53	110	475

Ending balance	6,263	3,834	2,112	87	635	12,931

Ending balance: individually evaluated for impairment	37	—	110	—	—	147
Ending balance: collectively evaluated for impairment	6,226	3,834	2,002	87	635	12,784

Loans receivable:
Ending balance	400,760	403,916	109,341	5,132		919,149
Ending balance: individually evaluated for impairment	2,829	—	495	—		3,324
Ending balance: collectively evaluated for impairment	397,931	403,916	108,846	5,132		915,825

The dollar amount of the allowance increased for all loan segments except commercial real estate between December 31, 2020, and December 31, 2021. The lower provision in the commercial real estate sector was due to a specific allocation of $1.1 million made during 2020 for a customer with ongoing business concerns. This loan paid off in 2021 resulting in a reversal of this specific allocation. The higher provisions across the other categories were primarily caused by growth within these segments of the loan portfolio. Recoveries exceeded charge-offs during the year ended December 31, 2021, so the provision expense was primarily related to loan portfolio growth and minor increases in qualitative factors.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2022	2021
	$	$
Land	5,043	5,043
Buildings and improvements	30,780	30,265
Furniture and equipment	10,330	10,864
Construction in process	1,298	369
Total	47,451	46,541
Less accumulated depreciation	(22,118)	(22,065)
Premises and equipment	25,333	24,476

Depreciation expense, which is included in operating expenses, amounted to $1,335,000 for 2022, and $1,320,000 for 2021. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2022 and 2021, the construction in process consists primarily of costs associated with the construction of a drive-thru facility as well as renovations to leased office space.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2022, the Bank held $5,552,000 in stock of the FHLB compared to $4,742,000 as of December 31, 2021.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 7.25% annualized on activity stock and 3.25% annualized on membership stock as of December 31, 2022. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $1,081,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2022, compared to $601,000 and $37,000, respectively, as of December 31, 2021.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2022	2021
	$	$

Non-interest bearing demand	672,342	686,278
Interest-bearing demand	164,208	63,015
NOW accounts	139,846	139,366
Money market deposit accounts	163,836	168,327
Savings accounts	364,897	341,291
Time deposits under $250,000	124,144	105,615
Time deposits of $250,000 or more	9,685	8,321
Total deposits	1,638,958	1,512,213

At December 31, 2022, the scheduled maturities of time deposits are as follows:

2023	55,614
2024	33,223
2025	24,081
2026	17,500
2027	3,411

Total	133,829

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2022 and 2021:

	2022	2021
	$	$

Total short-term borrowings outstanding at year end	16,000	—
Average interest rate at year end	3.00%	—
Maximum outstanding at any month end	24,000	—
Average amount outstanding for the year	13,336	22
Weighted-average interest rate for the year	2.29%	0.25%

As of December 31, 2022, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $52.6 million as of December 31, 2022 and $28.3 million as of December 31, 2021. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) Borrowings

Maturities of FHLB borrowings at December 31, 2022, and 2021, are summarized as follows:

	December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2023	13,816	2.77	13,816	2.77
2024	17,406	2.02	17,407	2.02
2025	12,984	1.47	12,983	1.47
2026	—	—	—	—
2027	13,833	4.01	—	—

Total other borrowings	58,039	2.55	44,206	2.09

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

The Corporation had an FHLB maximum borrowing capacity of $575.7 million as of December 31, 2022 with remaining borrowing capacity of $505.7 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

Subordinated debt at December 31, 2022 and 2021 was as follows:

(Dollars in thousands)		December 31,
		2022	2021
		Carrying	Carrying		Issued
		Amount	Amount	Rate	Amount
Issued by	Ranking	$	$	%	$	Date Issued	Maturity
ENB Financial Corp	Subordinated (1)(2)	19,760	19,680	4.00%	20,000	12/30/20	12/30/30
ENB Financial Corp	Subordinated (1)(3)	19,636	—	5.75%	20,000	07/22/22	09/30/32
	Total	39,396	19,680

(1)	The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2025.
(3)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after July 22, 2027.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE I – CAPITAL TRANSACTIONS

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaced the 2019 plan. As of December 31, 2022, a total of 39,356 shares were repurchased at a total cost of $785,000, for an average cost per share of $19.95. Shares repurchased under these plans were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

●	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 15% discount from the stock’s fair market value at the end of each quarter,
●	a dividend reinvestment plan (DRP), and;
●	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 39,617 shares issued through the ESPP in 2022 with 303,853 shares issued since existence. The DRP was started in 2005 with 14,170 shares issued in 2022 and 243,623 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. A total of 4,245 shares were issued in connection with this plan in 2022 and 44,194 since existence. In 2021, there were 25,982 shares issued through the ESPP, 12,227 shares issued through the DRP, and 2,417 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2022 and 2021 was 58,033 and 40,626, respectively.

In the fourth quarter of 2022, the Corporation entered into employment agreements with a number of its key personnel. The initial term of each employment agreement is three (3) years beginning on October 28, 2022. Each employment agreement shall automatically renew for additional three (3) year terms at the end of the initial three (3) year term and at the end of each three (3) year renewal of the employment agreement unless notice to terminate is given by either party at least one hundred eighty (180) days prior to the expiration of the initial term or any renewal term of the employment agreement. If proper notice to terminate is not given, each employment agreement shall renew for an additional three (3) years. Further, in consideration of entering into the employment agreements, the employees each received restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Corporation common stock. The restricted stock units vest at a rate of 33 1/3% on each anniversary of the date of grant. The product of the number of shares granted and the grant date market price of the Corporation’s common stock determines the fair value of the restricted shares which is expensed over the vesting period. During the year ended December 31, 2022, the Corporation recorded $11,000 of stock-based compensation expense. Expected future compensation expense relating to the restricted stock units is $167,000 over the remaining vesting period.

The following is a summary of the status of the Company’s nonvested restricted stock as of December 31, 2022, and changes therein during the year then ended:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at December 31, 2021	—	—
Granted	11,960	$16.80
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	11,960	$16.80

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were $20,500 for 2022 and $19,500 for 2021, for persons under age 50, and for persons over age 50 was $27,000 in 2022 and $26,000 in 2021.  The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $447,000 and $423,000 for 2022 and 2021, respectively.

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

For purposes of the 401(k) Savings Plan, covered compensation was limited to $305,000 in 2022 and $290,000 in 2021.  Total expenses of the plan were $941,000 and $936,000, for 2022 and 2021, respectively.  The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2022, and December 31, 2021. The death benefits totaled $6,787,000 at December 31, 2022, and $6,843,000 at December 31, 2021. The cash surrender value of the above policies totaled $5,275,000 and $5,270,000 as of December 31, 2022, and 2021, respectively.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

	2022		2021
	$	%	$	%

Income tax at statutory rate	3,553	21.0	3,683	21.0
Tax-exempt interest income	(1,052)	(6.2)	(954)	(5.4)
Non-deductible interest expense	89	0.5	47	0.3
Bank-owned life insurance	(307)	(1.8)	(160)	(0.9)
Other	4	0.0	4	0.0

Income tax expense	2,287	13.5	2,620	15.0

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2019.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2022	2021
	$	$
Current tax expense	2,352	2,605
Deferred tax expense (benefit)	(65)	15
Income tax expense	2,287	2,620

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)	December 31,
	2022	2021
	$	$

Deferred tax assets
Allowance for credit losses	2,972	2,715
Allowance for off-balance sheet extensions of credit	214	191
Net unrealized holding losses on securities available for sale	12,837	—
Interest on non-accrual loans	10	6
Other	664	110
Total deferred tax assets	16,697	3,022

Deferred tax liabilities
Premises and equipment	(936)	(926)
Net unrealized holding gains on securities available for sale	—	(915)
Mortgage servicing rights	(334)	(193)
Discount on investment securities	(210)	(114)
Other	(655)	(129)
Total deferred tax liabilities	(2,135)	(2,277)
Net deferred tax assets	14,562	745

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

As of December 31, 2022 and 2021, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2022 and December 31, 2021, compared to regulatory levels.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	200,191	15.0	N/A	N/A	N/A	N/A
Bank	193,076	14.5	106,407	8.0	133,008	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	145,627	10.9	N/A	N/A	N/A	N/A
Bank	177,907	13.4	79,805	6.0	106,407	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	145,627	10.9	N/A	N/A	N/A	N/A
Bank	177,907	13.4	59,854	4.5	86,455	6.5

Tier I Capital to Average Assets
Consolidated	145,627	7.6	N/A	N/A	N/A	N/A
Bank	177,907	9.3	76,190	4.0	95,238	5.0

As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	166,878	15.6	N/A	N/A	N/A	N/A
Bank	162,375	14.9	87,281	8.0	109,101	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	133,848	12.5	N/A	N/A	N/A	N/A
Bank	148,735	13.6	65,461	6.0	87,281	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	133,848	12.5	N/A	N/A	N/A	N/A
Bank	148,735	13.6	49,095	4.5	70,916	6.5

Tier I Capital to Average Assets
Consolidated	133,848	8.2	N/A	N/A	N/A	N/A
Bank	148,735	9.1	65,721	4.0	81,701	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2022, without the approval of the OCC, of approximately $23.9 million, plus an additional amount equal to the Corporation’s net profits for 2023, up to the date of any such dividend declaration.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	$	$

Balance, beginning of year	194	31
Advances	1,398	40
Repayments	(1,614)	(71)
Other changes	2,646	194
Balance, end of year	2,624	194

In the Corporation’s case, other changes in the table above for the year ended December 31, 2022, represented the addition of a director, and for the year ended December 31, 2021, represented the addition of an executive officer.

Deposits from the insiders totaled $1,417,000 as of December 31, 2022, and $2,855,000 as of December 31, 2021.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2022, firm loan commitments totaled approximately $117.5 million; unused lines of credit totaled $467.8 million; and open letters of credit totaled $11.1 million. The sum of these commitments, $596.4 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2021, totaled $490.1 million, representing firm loan commitments of $99.0 million, unused lines of credit of $378.3 million, and open letters of credit totaling $12.8 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2022, the Corporation’s legal lending limit was $28,961,000, and the Corporation’s lending policy internal limit was $21,721,000. This compared to a legal lending limit of $24,356,000, and lending policy limit of $18,267,000 as of

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

December 31, 2021. As of December 31, 2022 and 2021, no lending relationships exceeded the Corporation’s internal lending policy limit.

Geographically, the primary lending area for the Corporation is defined as its market area, with the vast majority of the loans made in Lancaster County. The ability of debtors to honor their loan agreements is impacted by the health of the local economy. The Corporation’s immediate market area benefits from a diverse economy, which has resulted in a diverse loan portfolio. As a community bank, the largest amount of loans outstanding consists of personal mortgages, residential rental loans, and personal loans secured by real estate. Beyond personal lending, the Corporation’s business and commercial lending includes loans for agricultural, construction, specialized manufacturing, service industries, many types of small businesses, and loans to governmental units and non-profit entities.

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $520.6 million, or 43.8%, of the $1,188.5 million gross loans outstanding as of December 31, 2022. This compares to $403.9 million, or 43.9%, of the $919.1 million of gross loans outstanding as of December 31, 2021. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 46.4%, or $518.8 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 19.8% of gross loans as of December 31, 2022, compared to 22.2% as of December 31, 2021; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2022, the largest specific industry type categories were dairy cattle and milk production loans of $93.9 million, or 7.9% of gross loans, non-residential real estate investment loans of $89.1 million, or 7.5% of gross loans, and residential real estate investment loans with a balance of $66.9 million, or 5.6% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $143.3 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $28.7 million of loans to political subdivisions, which account for 2.4% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2022, were obligations of states and political subdivisions located in the states of Pennsylvania, California, and Texas. Based on fair market value, the Corporation had 18% of its portfolio invested in Pennsylvania municipals, 18% in California, and 9% in Texas. As of December 31, 2022, no municipal bonds were below an A credit rating.

The Corporation held $76.7 million of corporate bonds based on amortized cost as of December 31, 2022. Out of the $76.7 million of total corporate securities, $63.4 million is domestic and $13.3 million is foreign-issued debt. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland. In addition, $48.5 million, or 63.2%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2022, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P, except for one. One bond carried a rating of BBB+ by Moody’s. All were considered investment grade.

NOTE Q – LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For the Corporation, Topic 842 primarily affects the accounting treatment for operating lease agreements in which the Corporation is the lessee.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

All of these leases in which the Corporation is the lessee are comprised of real estate property for branches and office space with terms extending through 2042. All of the Corporation’s leases are classified as operating leases.

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2022	December 31, 2021
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$3,117	$617

Lease Liabilities
Operating lease liabilties	Other Liabilities	$3,145	$629

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

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	12.5 years	3.7 years
Weighted-average discount rate
Operating leases	2.88%	2.82%

The total rent expense for all operating leases was $326,000 and $213,000 for the years ended December 31, 2022 and 2021, respectively. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2023	$450
December 31, 2024	455
December 31, 2025	345
December 31, 2026	239
December 31, 2027	228
Thereafter	2,052
Total Future Minimum Lease Payments	3,769
Amounts Representing Interests	(624)
Present Value of Net Future Minimum Lease Payments	$3,145

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	32,657	—	—	32,657
U.S. government agencies	—	24,787	—	24,787
U.S. agency mortgage-backed securities	—	45,307	—	45,307
U. S. agency collateralized mortgage obligations	—	27,490	—	27,490
Non-agency MBS/CMO	—	50,250		50,250
Asset-backed securities	—	73,234	—	73,234
Corporate bonds	—	69,631	—	69,631
Obligations of states and political subdivisions	—	205,786	—	205,786
Marketable equity securities	9,118	—	—	9,118

Total securities	41,775	496,485	—	538,260

On December 31, 2022, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using levels I and II inputs. Level I means each investment has their own quoted prices in an active market and Level II means quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	14,813	—	—	14,813
U.S. government agencies	—	29,021	—	29,021
U.S. agency mortgage-backed securities	—	51,988	—	51,988
U. S. agency collateralized mortgage obligations	—	31,077	—	31,077
Asset-backed securities	—	101,219	—	101,219
Corporate bonds	—	82,509	—	82,509
Obligations of states and political subdivisions	—	247,466	—	247,466
Marketable equity securities	8,982	—	—	8,982

Total securities	23,795	543,280	—	567,075

On December 31, 2021, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using levels I and II inputs. Level I means each investment has their own quoted prices in an active market and Level II means quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	4,620	4,620
	—	—	4,620	4,620

	December 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,177	3,177
Total	—	—	3,177	3,177

The Corporation had a total of $4,620,000 of impaired loans as of December 31, 2022, with no specific allocation against these loans. As of December 31, 2021, the Corporation had a total of $3,324,000 of impaired loans with $147,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,620	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,177	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2022
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	37,572	37,572	37,572	—	—
Regulatory stock	6,670	6,670	6,670	—	—
Loans held for sale	5,927	5,927	5,927	—	—
Loans, net of allowance	1,176,966	1,112,400	—	—	1,112,400
Mortgage servicing assets	2,030	2,894	—	—	2,894
Accrued interest receivable	6,555	6,555	6,555	—	—
Bank owned life insurance	34,805	34,805	34,805	—	—

Financial Liabilities:
Demand deposits	672,342	672,342	672,342	—	—
Interest-bearing demand deposits	164,208	164,208	164,208	—	—
NOW accounts	139,846	139,846	139,846	—	—
Money market deposit accounts	163,836	163,836	163,836	—	—
Savings accounts	364,897	364,897	364,897	—	—
Time deposits	133,829	129,422	—	—	129,422
Total deposits	1,638,958	1,634,551	1,505,129	—	129,422

Short-term debt	16,000	15,721	—	—	15,721
Long-term debt	58,039	56,431	—	—	56,431
Subordinated debt	39,396	35,975	—	—	35,975
Accrued interest payable	597	597	597	—	—

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains/(Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2022	3,441

Other comprehensive loss before reclassifications	(51,700)
Amount reclassified from accumulated other comprehensive loss	(33)

Period change	(51,733)

Balance at December 31, 2022	(48,292)

Balance at January 1, 2021	7,958

Other comprehensive loss before reclassifications	(3,940)
Amount reclassified from accumulated other comprehensive loss	(577)
Period change	(4,517)

Balance at December 31, 2021	3,441

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2022	2021	in the Consolidated
	$	$	Statements of Income
Securities available for sale:
Net securities gains reclassified into earnings	42	730	Gains on sale of debt securities, net
Related income tax expense	(9)	(153)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	33	577

Total reclassifications for the period	33	577

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE U – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2022	2021
	$	$
Assets
Cash	4,601	2,638
Equity securities	1,773	1,743
Equity in bank subsidiary	129,615	152,176
Other assets	768	452
Total assets	136,757	157,009

Liabilities
Subordinated debt	39,396	19,680
Other Liabilities	26	41
Total Liabilities	39,422	19,721

Stockholders' Equity
Common stock	574	574
Capital surplus	4,437	4,520
Retained earnings	142,677	131,856
Accumulated other comprehensive (loss) income, net of tax	(48,292)	3,441
Treasury stock	(2,061)	(3,103)
Total stockholders' equity	97,335	137,288

Total liabilities and stockholders' equity	136,757	157,009

Condensed Statements of Comprehensive (Loss) Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2022	2021
	$	$
Income
Dividend income - investment securities	67	52
Gains (losses) on equity securities, net	(32)	324
Dividend income	3,810	3,730
Undistributed earnings of bank subsidiary	12,161	11,730
Total income	16,006	15,836

Expense
Subordinated debt interest expense	1,311	800
Shareholder expenses	150	132
Other expenses	279	130
Total expense	1,740	1,062
Provision (benefit) for income taxes	(365)	(142)

Net Income	14,631	14,916
Comprehensive (Loss) Income	(37,102)	10,399

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)
	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:	$	$
Net Income	14,631	14,916
Equity in undistributed earnings of subsidiaries	(12,161)	(11,730)
Losses (gains) on equity securities, net	32	(324)
Net amortization of subordinated debt fees	116	79
Net increase in other assets	(316)	(287)
Net decrease in other liabilities	(15)	(404)
Net cash provided by operating activities	2,287	2,250

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	151	460
Purchases of equity securities	(213)	(950)
Net cash used for investing activities	(62)	(490)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	1,064	885
Proceeds from issuance of subordinated debt	19,600	—
Dividend to bank subsidiary	(17,000)	(3,500)
Treasury stock purchased	(116)	(482)
Dividends paid	(3,810)	(3,730)
Net cash used for financing activities	(262)	(6,827)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	1,963	(5,067)
Cash and cash equivalents at beginning of period	2,638	7,705
Cash and cash equivalents at end of period	4,601	2,638

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2022, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2022, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

March 20, 2023

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 9, 2023, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2022.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 9, 2023, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2023, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2023, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the captions, “Audit Committee Report” and “Proposal No. 2: To Ratify the Selection of Independent Registered Public Accounting Firm” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2023, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

●	Report of Independent Registered Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Income
●	Consolidated Statements of Comprehensive Income
●	Consolidated Statements of Changes in Stockholders’ Equity
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2022 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Chad E. Neiss dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

ENB FINANCIAL CORP

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

Item 16.	Form 10-K Summary

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

/s/	Jeffrey S. Stauffer	Chairman of the Board,	March 20, 2023
	(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/	Rachel G. Bitner	Treasurer	March 20, 2023
	(Rachel G. Bitner)	(Principal Financial Officer)

/s/	Joshua E. Hoffman	Director	March 20, 2023
(Joshua E. Hoffman)

/s/	Willis R. Lefever	Director	March 20, 2023
(Willis R. Lefever)

/s/	Jay S. Martin	Director	March 20, 2023
(Jay S. Martin)

/s/	Susan Young Nicholas, Esq.	Director	March 20, 2023
(Susan Young Nicholas)

/s/	Dr. Brian K. Reed	Director	March 20, 2023
(Dr. Brian K. Reed)

/s/	J. Daniel Stoltzfus	Director	March 20, 2023
(J. Daniel Stoltzfus)

/s/	Mark C. Wagner	Director	March 20, 2023
(Mark C. Wagner)

/s/	Judith A. Weaver	Director	March 20, 2023
(Judith A. Weaver)

/s/	Roger L. Zimmerman	Director	March 20, 2023
(Roger L. Zimmerman)