Form 10-Q
period 2023-03-31
ENB Financial Corp
filed 2023-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2023, the registrant had 5,642,823 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2023

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2023	2022	2022
	$	$	$
ASSETS
Cash and due from banks	27,271	28,935	21,123
Interest-bearing deposits in other banks	19,179	8,637	58,031
Total cash and cash equivalents	46,450	37,572	79,154
Securities available for sale (at fair value, net of allowance for credit losses of $0)	494,683	529,142	589,493
Equity securities (at fair value)	9,014	9,118	8,994
Loans held for sale	875	5,927	2,223
Loans (net of unearned income)	1,256,599	1,191,117	950,571
Less: Allowance for credit losses	16,054	14,151	12,979
Net loans	1,240,545	1,176,966	937,592
Premises and equipment	25,350	25,333	24,385
Regulatory stock	7,318	6,670	5,406
Bank owned life insurance	34,992	34,805	35,574
Other assets	29,624	33,183	22,327
Total assets	1,888,851	1,858,716	1,705,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	642,136	672,342	675,519
Interest-bearing	1,007,472	966,616	842,438
Total deposits	1,649,608	1,638,958	1,517,957
Short-term borrowings	5,000	16,000	—
Long-term debt	78,639	58,039	44,206
Subordinated debt	39,436	39,396	19,700
Other liabilities	10,169	8,988	7,246
Total liabilities	1,782,852	1,761,381	1,589,109
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,646,154 as of 3/31/23, 5,635,533 as of 12/31/22, and 5,595,152 as of 3/31/22	574	574	574
Capital surplus	4,341	4,437	4,544
Retained earnings	143,542	142,677	134,098
Accumulated other comprehensive loss, net of tax	(40,633)	(48,292)	(20,298)
Less: Treasury stock cost on 92,961 shares as of 3/31/23, 103,581 as of 12/31/22, and 143,962 as of 3/31/22	(1,825)	(2,061)	(2,879)
Total stockholders' equity	105,999	97,335	116,039
Total liabilities and stockholders' equity	1,888,851	1,858,716	1,705,148

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2023	2022
	$	$
Interest and dividend income:
Interest and fees on loans	13,697	8,815
Interest on securities available for sale
Taxable	3,042	1,429
Tax-exempt	789	1,029
Interest on deposits at other banks	34	37
Dividend income	255	94
Total interest and dividend income	17,817	11,404
Interest expense:
Interest on deposits	2,844	252
Interest on borrowings	1,169	431
Total interest expense	4,013	683
Net interest income	13,804	10,721
Provision for credit losses	1,257	100
Net interest income after provision for credit losses	12,547	10,621
Other income:
Trust and investment services income	785	671
Service fees	900	588
Commissions	895	869
(Losses) gains on the sale of debt securities, net	(410)	139
Losses on equity securities, net	(196)	(8)
Gains on sale of mortgages	122	735
Earnings on bank-owned life insurance	226	190
Other income	332	492
Total other income	2,654	3,676
Operating expenses:
Salaries and employee benefits	7,455	6,512
Occupancy	736	718
Equipment	344	265
Advertising & marketing	274	279
Computer software & data processing	1,782	1,138
Shares tax	300	351
Professional services	663	630
Other expense	810	715
Total operating expenses	12,364	10,608
Income before income taxes	2,837	3,689
Provision for federal income taxes	396	498
Net income	2,441	3,191
Earnings per share of common stock	0.43	0.57
Cash dividends paid per share	0.17	0.17
Weighted average shares outstanding	5,631,499	5,584,603

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2023	2022
	$	$
Net income	2,441	3,191
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	9,284	(29,909)
Income tax effect	(1,949)	6,280
	7,335	(23,629)
Losses (gains) recognized in earnings	410	(139)
Income tax effect	(86)	29
	324	(110)
Other comprehensive income (loss), net of tax	7,659	(23,739)
Comprehensive Income/(Loss)	10,100	(20,548)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	—	—	3,191	—	—	3,191
Other comprehensive loss net of tax	—	—	—	(23,739)	—	(23,739)
Treasury stock issued - 11,196 shares	—	24	—	—	224	248
Cash dividends paid, $0.17 per share	—	—	(949)	—	—	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039

Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net income	2,441	3,191
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,196	1,196
Decrease (increase) in interest receivable	91	(542)
Decrease in interest payable	830	189
Provision for credit losses	1,257	100
Losses (gains) on the sale of debt securities, net	410	(139)
Losses on equity securities, net	196	8
Gains on sale of mortgages	(122)	(735)
Loans originated for sale	(4,252)	(14,483)
Proceeds from sales of loans	9,426	16,189
Earnings on bank-owned life insurance	(226)	(190)
Depreciation of premises and equipment and amortization of software	467	388
Deferred income tax	(244)	—
Amortization of deferred fees on subordinated debt	40	20
Stock-based compensation expense	14	—
Other assets and other liabilities, net	292	2,968
Net cash provided by operating activities	11,816	8,160

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	14,544	13,344
Proceeds from sales	28,116	8,575
Purchases	—	(84,513)
Equity securities
Proceeds from sales	—	150
Purchases	(92)	(170)
Purchase of regulatory bank stock	(885)	(128)
Redemptions of regulatory bank stock	237	102
Proceeds from bank-owned life insurance	2,083	—
Net increase in loans	(65,567)	(29,629)
Purchases of premises and equipment, net	(395)	(229)
Purchase of computer software	(398)	—
Net cash used for investing activities	(22,357)	(92,498)
Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(14,622)	5,536
Net increase in time deposits	25,272	208
Net decrease in short-term borrowings	(11,000)	—
Proceeds from long-term debt	20,600	—
Dividends paid	(957)	(949)
Proceeds from sale of treasury stock	273	248
Treasury stock purchased	(147)	—
Net cash provided by financing activities	19,419	5,043
Increase (decrease) in cash and cash equivalents	8,878	(79,295)
Cash and cash equivalents at beginning of period	37,572	158,449
Cash and cash equivalents at end of period	46,450	79,154

Supplemental disclosures of cash flow information:
Interest paid	3,183	494
Income taxes paid	—	450
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	9,696	(30,048)
Recognition of lease operating right-of-use assets	—	1,647
Recognition of operating lease liabilities	—	1,647

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC that is consolidated into its financial statements. This Form 10-Q, for the first quarter of 2023, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Corporation. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Corporation adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Corporation recorded a cumulative effect decrease to retained earnings of $619,000, net of tax, of which $537,000 related to loans, $82,000 related to unfunded commitments, and $0 related to available-for-sale securities.

The Corporation has elected to exclude accrued interest receivable from the measurement of its allowance for credit losses (ACL). When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

The Corporation adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023, using the prospective transition approach, though no such charges had been recorded on the securities held by the Corporation as of the date of adoption.

In connection with the adoption of ASU 2016-13, the Corporation made changes to the loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 5 Loans and Allowance for Credit Losses for further discussion of these portfolio segments. The new segmentation consists of: Agriculture, Business Loans, Consumer Loans, Home Equity, Non-Owner Occupied Commercial Real Estate, and Residential Real Estate.

The impact of the change from the incurred loss model to the current expected credit loss model and the reclassification of loans for the identification of new portfolio loan segments under CECL is detailed below (in thousands).

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

	January 1, 2023
	Pre-adoption	Adoption Impact	As Reported
Assets	$	$	$
ACL on debt securities available for sale	—	—	—
ACL on loans
Commercial Real Estate	6,074	(6,074)	—
Consumer Real Estate	5,442	(5,442)	—
Commercial and Industrial	2,151	(2,151)	—
Consumer	67	183	250
Agriculture	—	3,537	3,537
Business Loans	—	3,382	3,382
Home Equity	—	2,129	2,129
Non-Owner Occupied CRE	—	875	875
Residential Real Estate	—	4,658	4,658
Unallocated	417	(417)	—
	14,151	680	14,831
Liabilities
ACL for unfunded commitments	1,017	103	1,120
	$15,168	$783	$15,951

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investment securities classified as available for sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Corporation classifies all of its securities as available for sale. Equity securities are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Available for Sale Securities

The Corporation measures expected credit losses on available-for-sale debt securities when the Corporation does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

The allowance for credit losses on available-for-sale debt securities is included within investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within the provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Corporation believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Accrued interest receivable on available-for-sale debt securities totaled $3,700,000 at March 31, 2023, and is included within Other Assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $2,764,000 at March 31, 2023, and was reported in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into Agriculture, Business Loans, Consumer Loans, Home Equity, Non-Owner Occupied Commercial Real Estate (CRE), and Residential Real Estate.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses - Loans

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions, and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation measures the ACL using the following methods. Historical credit loss experience is the basis for the estimation of expected credit losses. The Corporation applies historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Reasonable and supportable forecast adjustment is based on the unemployment forecast, BBB Rated Corporate Bond Spread, GDP Growth, Retail Sales, Asset Prices, and Management Judgement. The reasonable and supportable period is the life of the loan as credit loss models used produce reasonable estimates of losses over the life of the loan. The qualitative adjustments for current conditions are based upon changes in lending policies and procedures, loan portfolio trends, lending management experience, asset quality, loan review, underlying collateral, credit concentrations, and external factors.  These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore should be individually assessed. Commercial loans are evaluated if they meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans.  Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Individual loan evaluations consist primarily of the fair value of collateral method because most of the Corporation’s loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $1,232,000 as of March 31, 2023, and $1,017,000 as of December 31, 2022. As the unadvanced portion of lines of credit increases, this allowance will increase.

2.       Revenue from Contracts with Customers

The Corporation records revenue from contracts with customers in accordance with Accounting Standards Topic 606, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Corporation must identify contracts with customers, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when the Corporation satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at March 31, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
March 31, 2023
U.S. treasuries	35,756	—	(2,562)	—	33,194
U.S. government agencies	26,404	—	(2,406)	—	23,998
U.S. agency mortgage-backed securities	48,494	—	(4,107)	—	44,387
U.S. agency collateralized mortgage obligations	25,955	—	(2,343)	—	23,612
Non-agency MBS/CMO	52,594	—	(3,829)	—	48,765
Asset-backed securities	72,441	18	(2,341)	—	70,118
Corporate bonds	70,541	—	(6,545)	—	63,996
Obligations of states and political subdivisions	213,933	1	(27,321)	—	186,613
Total securities available for sale	546,118	19	(51,454)	—	494,683

The amortized cost, gross unrealized gains and losses, and approximate fair value of investment securities held at December 31, 2022, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
U.S. Treasuries	35,737	—	(3,080)	32,657
U.S. government agencies	27,605	—	(2,818)	24,787
U.S. agency mortgage-backed securities	49,939	—	(4,632)	45,307
U.S. agency collateralized mortgage obligations	30,193	—	(2,703)	27,490
Non-agency MBS/CMO	53,900	—	(3,650)	50,250
Asset-backed securities	76,110	16	(2,892)	73,234
Corporate bonds	76,685	10	(7,064)	69,631
Obligations of states and political subdivisions	240,102	10	(34,326)	205,786
Total securities available for sale	590,271	36	(61,165)	529,142

The amortized cost and fair value of securities available for sale at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	13,005	12,797
Due after one year through five years	112,909	103,936
Due after five years through ten years	73,851	64,415
Due after ten years	346,353	313,535
Total debt securities	546,118	494,683

Securities available for sale with a par value of $147,218,000 and $116,179,000 at March 31, 2023, and December 31, 2022, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $137,441,000 at March 31, 2023, and $107,071,000 at December 31, 2022.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
	$	$
Proceeds from sales	28,116	8,575
Gross realized gains	4	139
Gross realized losses	(414)	—

Information pertaining to securities with gross unrealized losses at March 31, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2023
U.S. Treasuries	—	—	33,194	(2,562)	33,194	(2,562)
U.S. government agencies	—	—	23,998	(2,406)	23,998	(2,406)
U.S. agency mortgage-backed securities	1,312	(82)	43,075	(4,025)	44,387	(4,107)
U.S. agency collateralized mortgage obligations	650	(19)	22,962	(2,324)	23,612	(2,343)
Non-Agency MBS/CMO	33,907	(2,165)	14,858	(1,664)	48,765	(3,829)
Asset-backed securities	10,247	(242)	58,201	(2,099)	68,448	(2,341)
Corporate bonds	12,320	(432)	51,676	(6,113)	63,996	(6,545)
Obligations of states & political subdivisions	1,025	(26)	185,019	(27,295)	186,044	(27,321)

Total temporarily impaired securities	59,461	(2,966)	432,983	(48,488)	492,444	(51,454)

Information pertaining to securities with gross unrealized losses at December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

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

In the debt security portfolio there were 337 positions carrying unrealized losses as of March 31, 2023.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first three months of 2023 and no impairment was recorded in the first three months of 2022.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Unrealized losses on the Corporation’s available-for-sale debt securities have not been recognized into income because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is solely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

4.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2023 and December 31, 2022.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2023
CRA-qualified mutual funds	7,419	—	—	7,419
Bank stocks	1,703	60	(168)	1,595
Total equity securities	9,122	60	(168)	9,014

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
CRA-qualified mutual funds	7,345	—	—	7,345
Bank stocks	1,685	162	(74)	1,773
Total equity securities	9,030	162	(74)	9,118

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2023 and 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2023 and 2022.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2023	2022
	$	$

Net losses recognized in equity securities during the period	(196)	(8)

Less: Net gains realized on the sale of equity securities during the period	—	51

Unrealized losses recognized in equity securities held at reporting date	(196)	(59)

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2023 (in thousands):

March 31,
2023
$

Agriculture	240,006
Business Loans	353,537
Consumer	6,061
Home Equity	100,743
Non-Owner Occupied Commercial Real Estate	119,412
Residential Real Estate (a)	434,215

Gross loans prior to deferred costs	1,253,974

Deferred loan costs, net	2,625
Allowance for credit losses	(16,054)
Total net loans (b)	1,240,545

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $295,917,000 as of March 31, 2023.
(b)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the Corporation’s loan portfolio, prior to the adoption of ASC 326, by category of loans and the impact of the change from the adoption of the standard (in thousands):

			Post Adoption
	December 31,	Adoption	January, 1
	2022	Impact	2023
	$	$	$
Agriculture	—	238,734	238,734
Business Loans	—	336,340	336,340
Home Equity	—	98,854	98,854
Non-Owner Occupied CRE	—	111,333	111,333
Residential Real Estate (a)	—	397,260	397,260
Commercial real estate
Commercial mortgages	210,823	(210,823)	—
Agriculture mortgages	221,167	(221,167)	—
Construction	86,793	(86,793)	—
Total commercial real estate	518,783	(518,783)	—

Consumer real estate (a)
1-4 family residential mortgages	410,301	(410,301)	—
Home equity loans	11,937	(11,937)	—
Home equity lines of credit	98,349	(98,349)	—
Total consumer real estate	520,587	(520,587)	—

Commercial and industrial
Commercial and industrial	87,528	(87,528)	—
Tax-free loans	28,664	(28,664)	—
Agriculture loans	27,122	(27,122)	—
Total commercial and industrial	143,314	(143,314)	—

Consumer	5,769	163	5,932

Gross loans prior to deferred fees	1,188,453	—	1,188,453

Deferred loan costs, net	2,664
Allowance for credit losses	(14,151)
Total net loans	1,176,966

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $298,375,000 as of December 31, 2022.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2023 (in thousands):

	March 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$239,264	$473	$—	$269	$742	$240,006
Business Loans	353,325	58	—	154	212	353,537
Consumer	5,994	31	1	35	67	6,061
Home Equity	100,566	154	23	—	177	100,743
Non-Owner Occupied CRE	119,412	—	—	—	—	119,412
Residential Real Estate	433,737	341	—	137	478	434,215
Total (a)	$1,252,298	$1,057	$24	$595	$1,676	$1,253,974

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the classes of the loan portfolio summarized by the past-due status as of December 31, 2022 (in thousands):

	December 31, 2022
							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	554	554	210,269	210,823	—
Agriculture mortgages	—	—	2,787	2,787	218,380	221,167	—
Construction	—	—	—	—	86,793	86,793	—
Consumer real estate
1-4 family residential mortgages	905	—	447	1,352	408,949	410,301	139
Home equity loans	17	—	339	356	11,581	11,937	—
Home equity lines of credit	165	16	—	181	98,168	98,349	—
Commercial and industrial
Commercial and industrial	—	—	190	190	87,338	87,528	—
Tax-free loans	—	—	—	—	28,664	28,664	—
Agriculture loans	—	—	—	—	27,122	27,122	—
Consumer	9	5	30	44	5,725	5,769	30
Total	1,096	21	4,347	5,464	1,182,989	1,188,453	169

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2023, (in thousands):

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,005	$—	$1,005	$269	$1,274
Business Loans	2,509	—	2,509	—	2,509
Consumer Loans	—	—	—	35	35
Home Equity	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Esate	—	—	—	137	137
Total (a)	$3,514	$—	$3,514	$441	$3,955

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2022 (in thousands):

Nonaccrual Loans

December 31,
2022
$

Commercial real estate
Commercial mortgages	554
Agriculture mortgages	2,787
Construction	—
Consumer real estate
1-4 family residential mortgages	308
Home equity loans	339
Home equity lines of credit	—
Commercial and industrial
Commercial and industrial	190
Tax-free loans	—
Agriculture loans	—
Consumer	—
Total	4,178

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2023 and December 31, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of March 31, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$9,568	$45,812	$52,338	$21,590	$16,144	$65,217	$23,566	$—	$234,235
Special Mention	—	74	505	—	199	1,246	76	—	2,100
Substandard	—	—	—	763	288	2,585	35	—	3,671
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,568	$45,886	$52,843	$22,353	$16,631	$69,048	$23,677	$—	$240,006

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$18,194	$104,502	$72,834	$40,876	$17,883	$54,141	$37,884	$—	$346,314
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	3,036	1,622	—	317	—	1,308	940	—	7,223
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,230	$106,124	$72,834	$41,193	$17,883	$55,449	$38,824	$—	$353,537

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$7,587	$42,243	$26,412	$13,336	$8,062	$13,887	$4,605	$—	$116,132
Special Mention	—	548	—	—	—	—	—	—	548
Substandard	—	—	—	—	2,413	319	—	—	2,732
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,587	$42,791	$26,412	$13,336	$10,475	$14,206	$4,605	$—	$119,412

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$35,349	$192,557	$151,584	$75,802	$42,089	$133,245	$66,055	$—	$696,681
Special Mention	—	622	505	—	199	1,246	76	—	2,648
Substandard	3,036	1,622	—	1,080	2,701	4,212	975	—	13,626
Doubtful	—	—	—	—	—	—	—	—	—
Total (a)	$38,385	$194,801	$152,089	$76,882	$44,989	$138,703	$67,106	$—	$712,955

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the recorded investment in loans by internal risk rating system for Commercial Credit Exposure as of December 31, 2022 in accordance with ASC 310 (in thousands):

December 31, 2022	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	209,534	214,905	83,240	85,977	28,664	26,749	649,069
Special Mention	—	1,966	3,553	893	—	132	6,544
Substandard	1,289	4,296	—	658	—	241	6,484
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	210,823	221,167	86,793	87,528	28,664	27,122	662,097

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$1,670	$1,756	$747	$336	$82	$8	$1,427	$—	$6,026
Nonperforming	—	7	21	—	—	7	—	—	35
Total	$1,670	$1,763	$768	$336	$82	$15	$1,427	$—	$6,061

Consumer
Current period gross charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

Home equity
Payment Performance
Performing	$—	$20,660	$1,151	$659	$618	$2,393	$72,563	$2,699	$100,743
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$20,660	$1,151	$659	$618	$2,393	$72,563	$2,699	$100,743

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$30,002	$161,355	$111,396	$46,244	$34,016	$51,065	$—	$—	$434,078
Nonperforming	—	—	—	—	—	137	—	—	137
Total	$30,002	$161,355	$111,396	$46,244	$34,016	$51,202	$—	$—	$434,215

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$34,373	$183,771	$113,294	$47,239	$34,716	$53,466	$73,990	$—	$540,849
Nonperforming	—	7	21	—	—	144	—	—	172
Total (a)	$34,373	$183,778	$113,315	$47,239	$34,716	$53,610	$73,990	$—	$541,021

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2022 in accordance with ASC 310 (in thousands):

December 31, 2022	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	409,854	11,598	98,349	5,739	525,539
Non-performing	447	339	—	30	816

Total	410,301	11,937	98,349	5,769	526,355

As of December 31, 2022, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2022, in accordance with ASC 310 is as follows:

Three Months Ended March 31
2022
$

Average recorded balance of impaired loans	2,878
Interest income recognized on impaired loans	8

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of December 31, 2022, in accordance with ASC 310:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,201	1,271	—
Agriculture mortgages	3,229	3,348	—
Construction	—	—	—
Total commercial real estate	4,430	4,619	—

Commercial and industrial
Commercial and industrial	190	199	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	190	199	—

Total with no related allowance	4,620	4,818	—

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—
Agriculture mortgages	—	—	—
Construction	—	—	—
Total commercial real estate	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	—	—	—

Total with a related allowance	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,201	1,271	—
Agriculture mortgages	3,229	3,348	—
Construction	—	—	—
Total commercial real estate	4,430	4,619	—

Commercial and industrial
Commercial and industrial	190	199	—
Tax-free loans	—	—	—
Agriculture loans	—	—	—
Total commercial and industrial	190	199	—

Total	4,620	4,818	—

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 (in thousands):

		Impact of
	Beginning	adopting			Provisions	Ending
	Balance	ASC 326	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Commercial Real Estate	$6,074	$(6,074)	$—	$—	$—	$—
Consumer Real Estate	5,442	(5,442)	—	—	—	—
Commerical & Industrial	2,151	(2,151)	—	—	—	—
Consumer	67	(67)	—	—	—	—
Agriculture	—	3,537	—	63	(9)	3,591
Business Loans	—	3,382	—	13	78	3,473
Consumer Loans	—	250	(1)	—	21	270
Home Equity	—	2,129	—	—	189	2,318
Non-Owner Occupied CRE	—	875	—	—	67	942
Residential Real Estate	—	4,658	—	1	801	5,460
Unallocated	417	(417)	—	—	—	—

Total (a)	$14,151	$680	$(1)	$77	$1,147	$16,054

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

During the three months ended March 31, 2023, management charged off $1,000 in loans while recovering $77,000 and added $1,147,000 to the provision for credit losses related to loans and added $110,000 to the provision for off-balance sheet credit exposure for a combined provision of $1,257,000.

The ACL is maintained at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions, and forecasts of future economic conditions as of the balance sheet date. The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: Agriculture, Business Loans, Consumer Loans, Home Equity, Non-Owner Occupied CRE, and Residential Real Estate.  The following are key risks within each portfolio segment:

Agriculture – Loans made to individuals or operating companies within the Agricultural industry.  These loans are generally secured by a first lien mortgage on agricultural land.  The primary source of repayment is the income and assets of the borrower.  The condition of the agriculture industry as well as the condition of the national economy is an important indicator of risk for this segment.

Business Loans —Loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. The primary source of repayment for these loans is cash flow from the operations of the company.   The condition of the national economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. This segment also includes loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the national economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Consumer - Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes personal loans and lines of credit that may be secured or unsecured.  The primary source of repayment for these loans is the income and assets of the borrower. The condition of the national economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Home Equity – This segment generally includes lines of credit and term loans secured by the equity in the borrower’s residence.  The primary source of repayment for these facilities is the income and assets of the borrower. The condition of the national economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the national housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Non-Owner Occupied CRE - Loans secured by commercial purpose real estate for various purposes such as hotels, retail, multifamily and health care. The primary sources of repayment for these loans are the operations of the individual projects and global cash flows of the debtors. The condition of the national economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee.

Residential Real Estate—Loans secured by first liens on 1-4 family residential mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the national economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the national housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

During the three months ended March 31, 2022, net provision expense was recorded for the commercial real estate sector as well as the consumer sector with credit provisions recorded for the consumer real estate and commercial and industrial sectors. The higher provision in the commercial real estate sector was due to growth in this portfolio of loans since December 31, 2021, as well as an increase in the qualitative factor related to the trends in the nature and volume of this sector. There were minimal charge-offs and recoveries recorded during the three months ended March 31, 2022, so the provision expense was primarily related to an increase in loan balances as well as slightly higher unallocated portion of the allowance.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2023:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2023:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	—	—	—
Ending balance: collectively evaluated	3,591	3,473	270	2,318	942	5,460	16,054

Loans receivable:
Ending balance	240,006	353,537	6,061	100,743	119,412	434,215	1,253,974
Ending balance: individually evaluated	2,591	1,351	—	—	—	—	3,942
Ending balance: collectively evaluated	237,415	352,186	6,061	100,743	119,412	434,215	1,250,032

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of December 31, 2022:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of December 31, 2022:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	6,074	5,442	2,151	67	417	14,151
Loans receivable:
Ending balance	518,783	520,587	143,314	5,769		1,188,453
Ending balance: individually evaluated for impairment	4,430	—	190	—		4,620
Ending balance: collectively evaluated for impairment	514,353	520,587	143,124	5,769		1,183,833

6. Fair Value Presentation

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	March 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	33,194	—	—	33,194
U.S. government agencies	—	23,998	—	23,998
U.S. agency mortgage-backed securities	—	44,387	—	44,387
U.S. agency collateralized mortgage obligations	—	23,612	—	23,612
Non-agency MBS/CMO	—	48,765	—	48,765
Asset-backed securities	—	70,118	—	70,118
Corporate bonds	—	63,996	—	63,996
Obligations of states & political subdivisions	—	186,613	—	186,613
Equity securities	9,014	—	—	9,014

Total securities	42,208	461,489	—	503,697

On March 31, 2023, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2023, the CRA fund investments had a $7,419,000 book and fair market value and the bank stock portfolio had a book value of $1,703,000, and fair market value of $1,595,000.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	32,657	—		32,657
U.S. government agencies	—	24,787	—	24,787
U.S. agency mortgage-backed securities	—	45,307	—	45,307
U.S. agency collateralized mortgage obligations	—	27,490	—	27,490
Non-agency MBS/CMO	—	50,250	—	50,250
Asset-backed securities	—	73,234	—	73,234
Corporate bonds	—	69,631	—	69,631
Obligations of states & political subdivisions	—	205,786	—	205,786
Equity securities	9,118	—	—	9,118

Total securities	41,775	496,485	—	538,260

On December 31, 2022, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2022, the CRA fund investments had a $7,345,000 book and market value and the bank stocks had a book value of $1,685,000 and a market value of $1,773,000.

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,942	$3,942
Total	$—	$—	$3,942	$3,942

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$4,620	$4,620
Total	$—	$—	$4,620	$4,620

The Corporation had a total of $3,942,000 of individually analyzed loans as of March 31, 2023, and $4,620,000 of impaired loans as of December 31, 2022. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,942	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% (-20%)

			Liquidation expenses (2)	-10% (-10%)

December 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,620	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)

			Liquidation expenses (2)	0% to -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2023
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	46,450	46,450	46,450	—	—
Regulatory stock	7,318	7,318	7,318	—	—
Loans held for sale	875	875	875	—	—
Loans, net of allowance	1,240,545	1,191,004	—	—	1,191,004
Mortgage servicing assets	2,010	2,831	—	—	2,831
Accrued interest receivable	6,464	6,464	6,464	—	—
Bank owned life insurance	34,992	34,992	34,992	—	—

Financial Liabilities:
Demand deposits	642,136	642,136	642,136	—	—
Interest-bearing demand deposits	206,668	206,668	206,668	—	—
NOW accounts	121,684	121,684	121,684	—	—
Money market deposit accounts	168,991	168,991	168,991	—	—
Savings accounts	351,027	351,027	351,027	—	—
Time deposits	159,102	155,728	—	—	155,728
Total deposits	1,649,608	1,646,234	1,490,506	—	155,728

Short-term borrowings	5,000	4,967	—	—	4,967
Long-term debt	78,639	78,120	—	—	78,120
Subordinated debt	39,436	35,564	—	—	35,564
Accrued interest payable	1,427	1,427	1,427	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2023, firm loan commitments were $105.0 million, unused lines of credit were $474.6 million, and open letters of credit were $11.1 million. The total of these commitments was $590.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8.      Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2022	(48,292)
Other comprehensive income before reclassifications	7,335
Amount reclassified from accumulated other comprehensive loss	324
Period change	7,659

Balance at March 31, 2023	(40,633)

Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive loss	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2023	2022	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities (losses) gains,reclassified into earnings	(410)	139	Gains on the sale of debt securities, net
Related income tax (benefit) expense	86	(29)	Provision for federal income taxes

Net effect on accumulated other comprehensive income (loss) for the period	(324)	110

(1)	Amounts in parentheses indicate debits.

9.      Recently Issued Accounting Standards

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)”. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2022 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	National and local economic conditions
●	The continuing banking crisis caused by the recent failure and continuous financial instability of certain banks which may adversely impact the corporation and its securities values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations
●	Interest rate and monetary policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Health of the housing market
●	Real estate valuations and its impact on the loan portfolio
●	Volatility of the securities markets including the valuation of securities
●	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
●	Political changes and their impact on new laws and regulations
●	Competitive forces
●	Impact of mergers and acquisition activity in the local market and the effects thereof
●	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Changes in customer behavior impacting deposit levels and loan demand
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operation, legal, and reputation risk
●	Results of the regulatory examination and supervision process
●	The impact of new laws and regulations
●	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
●	Effects of economic conditions particularly with regard to any pandemic, epidemic, or health-related crisis, (such as COVID-19) and government and business responses thereto, specifically the effect on loan customers to repay loans
●	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
●	Local disruptions due to flooding, severe weather, or other natural disasters

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	Business and competitive disruptions caused by new market and industry entrants

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

Critical Accounting Policies

See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Results of Operations

Overview

The Corporation recorded net income of $2,441,000 for the three-month period ended March 31, 2023, a $750,000, or 23.5% decrease from the $3,191,000 earned during the three months ended March 31, 2022. The earnings per share, basic and diluted, were $0.43 for the first quarter of 2023, compared to $0.57 for the same period in 2022, a 24.6% decrease. The decrease in the Corporation’s 2023 earnings was caused primarily by higher interest expense, higher provision for credit losses, lower operating income, and higher operating expenses as discussed below.

The Corporation’s net interest income (NII) increased by $3,083,000, or 28.8%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in NII primarily resulted from an increase in interest income on loans of $4,882,000, or 55.4%, and an increase in interest income on securities of $1,373,000, or 55.9%, for the three months ended March 31, 2023, compared to the same period in the prior year. Conversely, interest expense on deposits and borrowings increased by $3,330,000, or 487.6%, for the three months ended March 31, 2023, compared to the same period in the prior year due to the rapid market rate increases causing pressure on deposit retention and rates.

The Corporation recorded a $1,257,000 provision for credit losses in the first quarter of 2023, compared to $100,000 for the first quarter of 2022. The Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023. This standard implements a methodology that reflects credit losses that are expected to occur over the remaining life of the financial asset. This new current expected credit loss model (CECL) is based on possible economic scenarios as well as qualitative factors specific to the Corporation. During the first quarter of 2023, there was a significant change in the forward credit outlook due to a high interest rate environment and due to the Corporation downgrading a $5 million loan relationship to substandard requiring a higher provision related to this relationship. Due to the more subjective methodology of the CECL standard, provision expense in subsequent quarters is expected to be much more volatile than historical experience. The allowance as a percentage of total loans was 1.28% as of March 31, 2023, 1.19% as of December 31, 2022, and 1.37% as of March 31, 2022. While the allowance as a percentage of total loans declined from the first quarter in the prior year, it did increase from December 31, 2022.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2023, compared to the same period in the prior year, due to lower earnings in 2023.

Key Ratios	Three Months Ended
	March 31,
	2023	2022

Return on Average Assets	0.53%	0.76%
Return on Average Equity	9.76%	9.82%

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2023, NII generated 83.9% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 74.5% in the first three months of 2022. This increase is a result of higher levels of NII in the first three months of 2023 as well as lower non-interest income compared to 2022. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $196,000 for the three months ended March 31, 2023, compared to $304,000 for the same period in 2022.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2023	2022
	$	$
Total interest income	17,817	11,404
Total interest expense	4,013	683

Net interest income	13,804	10,721
Tax equivalent adjustment	196	304

Net interest income (fully taxable equivalent)	14,000	11,025

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2022, asset yields increased with the Federal Reserve rate movements, but liability costs were still low due to the ability to slowly raise deposit rates. In the first quarter of 2023, interest rates on deposits increased more dramatically as a result of competitive pressure and the desire to retain existing deposits and attract new ones to add to the Corporation’s liquidity position. While higher market rates have helped the Corporation’s NIM through March 31, 2023, management believes that compression will start to happen with the continued higher cost of liabilities without a similar-sized increase in asset yield.

As a result of a larger balance sheet and improved asset yields in the first quarter of 2023, the Corporation’s NII on a tax equivalent basis increased while the Corporation’s margin increased to 3.08% for the quarter ended March 31, 2023, compared to 2.73% in the first quarter of 2022. The Corporation’s NII on a fully-taxable basis for the three months ended March 31, 2023, increased over the same period in 2022 by $2,975,000, or 27.0%.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in 2022 and 2023, security yields have increased and have helped to increase NII during the first quarter of 2023.

The Corporation’s overall cost of funds has risen significantly through the first three months of 2023. Core deposit interest rates have risen over the past year; however, time deposit rates have risen much higher and faster than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to time deposits or other higher yielding money market deposits. The average balance of borrowings was higher in the first three months of 2023 than 2022, and interest rates were also higer, resulting in the total cost of borrowings increasing by $738,000, or 171.2%.

The following table provides an analysis of year-to-date changes in NII by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,			Three Months Ended March 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(58)	55	(3)	14	1	15

Securities available for sale:
Taxable	55	1,636	1,691	268	92	360
Tax-exempt	(187)	(178)	(365)	161	(61)	100
Total securities	(132)	1,458	1,326	429	31	460

Loans	3,138	1,763	4,901	892	(450)	442
Regulatory stock	25	56	81	(7)	—	(7)

Total interest income	2,973	3,332	6,305	1,328	(418)	910

INTEREST EXPENSE

Deposits:
Demand deposits	18	2,034	2,052	6	5	11
Savings deposits	—	59	59	4	—	4
Time deposits	63	418	481	(11)	(66)	(77)
Total deposits	81	2,511	2,592	(1)	(61)	(62)

Borrowings:
Total borrowings	584	154	738	(72)	(34)	(106)

Total interest expense	665	2,665	3,330	(73)	(95)	(168)

NET INTEREST INCOME	2,308	667	2,975	1,401	(323)	1,078

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables show a more detailed analysis of NII on an FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

	For the Three Months Ended March 31,
	2023			2022
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	11,818	34	1.18	94,688	37	0.16

Securities available for sale:
Taxable	406,215	3,155	3.11	391,931	1,464	1.49
Tax-exempt	166,080	924	2.23	197,160	1,289	2.62
Total securities (d)	572,295	4,079	2.85	589,091	2,753	1.87

Loans (a)	1,227,153	13,758	4.51	931,158	8,858	3.82

Regulatory stock	7,272	141	7.76	5,410	60	4.42

Total interest earning assets	1,818,538	18,012	3.97	1,620,347	11,708	2.90

Non-interest earning assets (d)	43,042			80,048

Total assets	1,861,580			1,700,395

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	476,473	2,102	1.79	371,516	49	0.05
Savings deposits	358,368	76	0.09	354,773	18	0.02
Time deposits	145,400	666	1.86	113,904	185	0.66
Borrowed funds	131,377	1,169	3.61	63,877	431	2.74
Total interest bearing liabilities	1,111,618	4,013	1.46	904,070	683	0.31

Non-interest bearing liabilities:

Demand deposits	638,766			659,028
Other	9,772			5,478

Total liabilities	1,760,156			1,568,576

Stockholders' equity	101,424			131,819

Total liabilities & stockholders' equity	1,861,580			1,700,395

Net interest income (FTE)		13,999			11,025

Net interest spread (b)			2.51			2.59
Effect of non-interest
bearing deposits			0.57			0.14
Net yield on interest earning assets (c)			3.08			2.73

(a)	Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter-to-date average balances include net deferred loan costs of $2,653,000 as of March 31, 2023, and $1,832,000 as of March 31, 2022. Such fees and costs recognized through income and included in the interest amounts totaled $(112,000) in 2023, and $90,000 in 2022.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing NII (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance on securities decreased by $16.8 million, or 2.9%, for the three months ended March 31, 2023, compared to the same period in 2022. The tax equivalent yield on investments was 2.85% for the first three months ended March 31, 2023, compared to 1.87% for the three months ended March 31, 2022. Interest income on securities increased due to the Fed rate increases causing variable rate bonds to reprice to higher rates.

Average balances on loans increased by $296.0 million, or 31.8%, for the three months ended March 31, 2023, compared to the same period in the prior year. Loan yields increased by 69 basis points for the quarter and loan interest income increased $4,900,000, or 55.3%, as a result of the increase in loan balances and higher yields on loans.

The average balance of interest-bearing deposit accounts increased by $140.0 million, or 16.7%, for the three months ended March 31, 2023, compared to the same period in the prior year. All deposit categories showed an increase since the prior year. Demand deposits and time deposits increased significantly while savings deposits increased minimally. The interest rate paid on deposits increased for this time period as well. This resulted in a significant increase in interest expense on deposits of $2,592,000, or 1,028.5%, for the three months ended March 31, 2023, compared to the same period in 2022.

The Corporation’s average balance on borrowed funds increased by $67.5 million, or 105.7%, for the three months ended March 31, 2023, compared to the same period in 2022. The Corporation’s borrowed funds consist of overnight borrowings, FHLB advances, and subordinated debt which is used to support capital growth for the Bank. The increase in borrowed funds for the period is a result of $20 million of subordinated debt issued in July of 2022 as well as higher levels of FHLB advances to support the Corporation’s balance sheet growth. The rate paid on borrowed funds increased by 87 basis points for the three months ended March 31, 2023, compared to the same period in the prior year and interest expense increased by $738,000, or 171.2%.

For the three months ended March 31, 2023, the net interest spread decreased by eight basis points to 2.51%, compared to 2.59% for the three months ended March 31, 2022. The effect of non-interest bearing funds increased to 57 basis points from 14 basis points in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the first quarter of 2023 was 3.08%, compared to 2.73% for the first quarter of 2022.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for credit losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $1,147,000 for credit losses related to loans, $110,000 for unfunded commitments and $0 related to available-for-sale securities for the first quarter of 2023, compared to $100,000 related to loans for the three months ended March 31, 2022. The provision expense was higher in the first quarter of 2023 due to the Corporation’s adoption of ASU 2016-13 which requires a reliance on forward economic indicators to project expected credit losses as well as a higher balance of classified loans. As of March 31, 2023, the allowance as a percentage of total loans was 1.28%, compared to 1.37% at March 31, 2022. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2023 was $2,654,000, a decrease of $1,022,000, or 27.8%, compared to the $3,676,000 earned during the first quarter of 2022. The following table details the categories that comprise other income.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	$	$	$	%

Trust and investment services	785	671	114	17.0
Service charges on deposit accounts	287	293	(6)	(2.0)
Other fees	613	295	318	107.8
Commissions	895	869	26	3.0
Net (losses) gains on debt and equity securities	(606)	131	(737)	(562.6)
Gains on sale of mortgages	122	735	(613)	(83.4)
Earnings on bank owned life insurance	226	190	36	18.9
Other miscellaneous income	332	492	(160)	(32.5)

Total other income	2,654	3,676	(1,022)	(27.8)

Trust and investment services income increased by 17.0% as a result of a larger level of assets under management and higher fees. Other fees increased by 107.8%, driven by fees earned on an off-balance-sheet sweep product. The Corporation incurred $606,000 of losses on debt and equity securities in 2023 as a result of strategic sales of debt securities to fund higher yielding loan growth and depreciation of bank stock values causing an unrealized loss on equity securities. Mortgage gains declined by $613,000, or 83.4%, in the first quarter of 2023 compared to the first quarter of 2022. This was primarly a result of the rapid increase in interest rates during the last three quarters of 2022 that resulted in very low margins on mortgages sold and a switch to mortgages held on the Corporation’s balance sheet as opposed to sold on the secondary market. Earnings on bank-owned life insurance increased by 18.9%. The miscellaneous income category was lower in 2023 by 32.5% as a result of non-recurring income items that impacted the first quarter of 2022.

Operating Expenses

Operating expenses for the first quarter of 2023 were $12,364,000, an increase of $1,756,000, or 16.6%, compared to the $10,608,000 for the first quarter of 2022. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2023, compared to the same period in 2022.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	7,455	6,512	943	14.5
Occupancy expenses	736	718	18	2.5
Equipment expenses	344	265	79	29.8
Advertising & marketing expenses	274	279	(5)	(1.8)
Computer software & data processing expenses	1,782	1,138	644	56.6
Shares tax	300	351	(51)	(14.5)
Professional services	663	630	33	5.2
Other operating expenses	810	715	95	13.3
Total Operating Expenses	12,364	10,608	1,756	16.6

Salaries and employee benefits are the largest category of operating expenses. For the first quarter of 2023, salaries and benefits increased $943,000, or 14.5%, compared to 2022. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees. Occupancy and equipment expenses in total increased by 9.9% from the prior year as a result of new branch and leased office locations. Computer software and data processing expenses increased by $644,000, or 56.6%, as a result of higher technology costs caused primarily by a debit card conversion scheduled to take place in 2023 that resulted in amortized contract costs. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has decreased by 14.5% due to the decline in the Corporation’s level of shareholders’ equity. Professional services expenses increased by 5.2% in the first quarter of 2023 compared to the prior year driven by higher fees associated with the issuance of subordinated debt. Other operating expenses increased by 13.3% quarter-over-quarter primarily as a result of higher FDIC assessment costs, higher insurance costs, higher travel costs, and miscellaneous other operating costs that are increasing to a lesser degree.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Income Taxes

Federal income tax expense was $396,000 for the first quarter of 2023 compared to $498,000 for the same period in 2022. The effective tax rate for the Corporation was 14.0% for the three months ended March 31, 2023 and 13.5% for the three months ended March 31, 2022. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2023, the Corporation had $494.7 million of securities available for sale, which accounted for 26.2% of assets, compared to 28.5% as of December 31, 2022, and 34.6% as of March 31, 2022. Based on ending balances, the securities portfolio decreased 16.1% from March 31, 2022, and 6.5% from December 31, 2022.

The debt securities portfolio was showing a net unrealized loss of $51,435,000 as of March 31, 2023, compared to an unrealized loss of $61,129,000 as of December 31, 2022, and an unrealized loss of $25,692,000 at March 31, 2022. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

●	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
●	Growth of the loan portfolio
●	Slope of the U.S. Treasury curve
●	Relative performance of the various instruments, including spread to U.S. Treasuries
●	Duration and average length of the portfolio
●	Volatility of the portfolio
●	Direction of interest rates
●	Economic factors impacting debt securities

The investment policy of the Corporation establishes guidelines to promote diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk.

There were no investment securities purchased in the first quarter of 2023 and $7.2 million was called or matured with an additional $28.1 million of investments being sold to support the Corporation’s liquidity position and fund higher yielding loan growth. All bond sectors, except U.S. Treasuries have declined in market value. U.S. Treasuries have increased slightly in market value since December 31, 2022. U.S. Treasuries represent a safe credit at a market-appropriate yield which adds some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased slightly since December 31, 2022.

The Corporation’s U.S. agency MBS and CMO sectors have decreased since December 31, 2022, with MBS decreasing $920,000, or 2.0%, and CMOs decreasing $3.9 million, or 14.1%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain some MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

Non-agency MBS and CMO securities have decreased $1.5 million since December 31, 2022, or 3.0%. This sector provides better structure to the portfolio helping to achieve higher yields and shorten the duration while also adding rates-up protection. This sector also pays contractual monthly principal and interest which is the primary reason for the decline in balance since December 31, 2022.

The Corporation’s asset-backed securities declined by $3.1 million, or 4.3%, from December 31, 2022, to March 31, 2023. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. Most of the asset-backed bonds are variable rate instruments which has helped to stabilize the overall portfolio yield in the rising rate environment.

During the first quarter of 2023, three corporate bonds totaling $6 million in par value were either called or matured. This caused a decrease in the ending balances of Corporate bonds compared to December 31, 2022. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. The municipal bond sector decreased by $19.2 million, or 9.3%, from December 31, 2022 to March 31, 2023, as a result of sales of a number of bonds to fund loan growth offset by an improvement in the unrealized losses on the sector as a whole. Municipal bonds represented 37.7% of the securities portfolio as of March 31, 2023, compared to 38.9% as of December 31, 2022.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding increased by $303.0 million, or 32.3%, to $1.24 billion at March 31, 2023, from $937.6 million at March 31, 2022. Net loans increased by 5.4%, an annualized rate of 21.6%, from $1.18 billion at December 31, 2022. The following table shows the composition of the loan portfolio as of March 31, 2023 and December 31, 2022.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,
	2023		2022
	$	%	$	%

Agriculture	240,006	19.1	238,734	20.1
Business Loans	353,537	28.2	336,340	28.3
Consumer	6,061	0.5	5,932	0.5
Home Equity	100,743	8.0	98,854	8.3
Non-Owner Occupied CRE	119,412	9.6	111,333	9.4
Residential Real Estate (a)	434,215	34.6	397,260	33.4

Total loans	1,253,974	100	1,188,453	100
Less:
Deferred loan fees (costs), net	2,625		2,664
Allowance for credit losses	(16,054)		(14,151)
Total net loans (b)	1,240,545		1,176,966

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $295,917,000 as of March 31, 2023 and $298,375,000 as of December 31, 2022.
(b)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

There was moderate growth in the loan portfolio since December 31, 2022. All of the loan categories showed an increase in balances since December 31, 2022.

From December 31, 2022, the Agriculture Loan segment increased 1,272,000, or 0.5%, the Business Loan segment increased 17,197,000, of 5.1%, the Consumer Loan segment increased $129,000, or 2.2%, the Home Equity segment increased $1,889,000, or 1.9%, the Non-Owner Occupied segment increased $8,079,000, or 7.3%, and the Residential Real Estate segment increased $36,955,000, or 9.3% from December 31, 2022.

In the first quarter of 2023, mortgage production decreased 2% from the previous quarter and was down 26% from the first quarter of 2022.  Purchase money origination constituted 94% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 55% of that mix.  With the continued elevated fixed interest rate environment, the percentage of mortgage originations placed in the Corporation’s held-for-investment mortgage portfolio remained abnormally high at 92%, 84% of which were adjustable rate mortgages.  As of March 31, 2023, ARM balances were $250.0 million, representing 55.2% of the 1-4 family residential loan portfolio of the Corporation.  With a decline in dollar volume of loans being delivered into the secondary market, the gains on the sale of mortgages declined quarter-over-quarter.

The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31	December 31,	March 31
	2023	2022	2022
	$	$	$

Nonaccrual loans	3,514	4,178	3,553
Loans past due 90 days or more and still accruing	441	169	86
Total non-performing loans	3,955	4,347	3,639

Other real estate owned	—	—	—

Total non-performing assets	3,955	4,347	3,639

Non-performing assets to net loans	0.32%	0.31%	0.39%

The total balance of non-performing assets increased by $317,000, or 8.7% from balances at March 31, 2022, and decreased by $391,000, or 9.0%, from balances at December 31, 2022. There were no non-performing TDR loans in any of the periods presented. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. Non-accrual loans decreased by $39,000, or 1.1%, since March 31, 2022, and decreased $664,000, or 15.9% since December 31, 2022. Loans past due 90 days or more and still accruing increased $356,000 since March 31, 2022, and $273,000, since December 31, 2022. This increase was primarily caused by the addition of one agriculture mortgage totaling $269,000 and several smaller residential mortgages.

There was no other real estate owned (OREO) as of March 31, 2023, December 31, 2022, or March 31, 2022.

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on total loans. Management reviews the adequacy of the ACL on a quarterly basis.  The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Corporation measures expected credit losses for loans on a pooled basis when similar risk characteristics exist.  Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending policies and procedures, loan portfolio trends, lending management experience, asset quality, loan review, underlying collateral, credit concentrations, and external factors. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. Based on the quarterly calculation, management will adjust the ACL through the provision for credit losses as necessary.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of March 31, 2023.

Net Charge-Offs
(DOLLARS IN THOUSANDS)
March 31,
2023
$

Loans charged-off:
Agriculture	—
Business Loans	—
Consumer Loans	1
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	—
Total loans charged-off	1

Recoveries of loans previously charged-off
Agriculture	63
Business Loans	13
Consumer Loans	—
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	1
Total recoveries	77

Net charge-offs (recoveries)
Agriculture	(63)
Business Loans	(13)
Consumer Loans	1
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	(1)
Total net charge-offs (recoveries)	(76)

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of March 31, 2022.

Net Charge-Offs
(DOLLARS IN THOUSANDS)
March 31,
2022
$

Loans charged-off:
Commercial real estate	65
Consumer real estate	—
Commercial and industrial	—
Consumer	1
Total loans charged-off	66

Recoveries of loans previously charged-off
Commercial real estate	—
Consumer real estate	3
Commercial and industrial	10
Consumer	1
Total recoveries	14

Net charge-offs (recoveries)
Commercial real estate	65
Consumer real estate	(3)
Commercial and industrial	(10)
Consumer	—
Total net charge-offs (recoveries)	52

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of March 31, 2023, there were $1,000 in charge-offs and $77,000 of recoveries, representing a net recovery position of 0.01% of average loans outstanding as reflected above. As of March 31, 2022, net charge-offs were very low at $52,000, resulting in a net charge-off as a percentage of average loans of 0.01% for the quarter.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s level of classified loans was $13.6 million on March 31, 2023, compared to $17.0 million on March 31, 2022. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. The allowance as a percentage of total loans was 1.28% as of March 31, 2023, 1.19% as of December 31, 2022, and 1.37% as of March 31, 2022.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $965,000, or 4.0%, to $25.4 million as of March 31, 2023, from $24.4 million as of March 31, 2022. As of March 31, 2023, $812,000 was classified as construction or improvement in process compared to $498,000 as of March 31, 2022. Fixed assets increased as a result of new purchases outpacing depreciation on existing assets year over year.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $7.3 million of regulatory stock holdings as of March 31, 2023, consisted of $6.1 million of FHLB of Pittsburgh stock, $1.1 million of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.1 million on March 31, 2023, $5.6 million on December 31, 2022, and $4.7 million on March 31, 2022, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Deposits

The Corporation’s total ending deposits at March 31, 2023, increased by $10.7 million, or 0.6%, and by $131.7 million, or 8.7%, from December 31, 2022, and March 31, 2022, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2022, with the changes being a $33.4 million, or 4.9% decrease in non-interest bearing demand deposit accounts, a $140.6 million, or 212.7% increase in interest bearing demand balances, a $12.3 million, or 9.2% decrease in NOW balances, a $4.1 million, or 2.5% increase in money market account balances, a $12.3 million, or 3.4% decrease in savings account balances, and a $45.0 million, or 39.4% increase in time deposit balances.

The growth in interest bearing demand balances was a result of participating in a reciprocal arrangement for the Corporation’s off balance sheet cash management sweep product as a strategic decision to fund loan growth. This product allows customers to sweep balances off the Corporation’s balance sheet, maintain a competitive yield, and receive full FDIC insurance coverage. The Corporation now fully receives reciprocal balances back on balance sheet for this product, resulting in the large increase in balances since March 31, 2022.

The significant increase in time deposit balances was a result of issuing $20 million in brokered time deposits since March 31, 2022, as well as increases in the Corporation’s customer time deposits as a result of the increased rate environment and offering several promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of March 31, 2023 and 2022, the total uninsured deposits of the Corporation were approximately $235,753,000 and $288,011,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2023, December 31, 2022, and March 31, 2022.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2023	2022	2022
	$	$	$

Non-interest bearing demand	642,136	672,342	675,519
Interest bearing demand	206,669	164,208	66,083
NOW accounts	121,684	139,846	134,018
Money market deposit accounts	168,991	163,836	164,893
Savings accounts	351,027	364,897	363,300
Time deposits	159,101	133,829	114,144
Total deposits	1,649,608	1,638,958	1,517,957

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $123.1 million, $113.4 million, and $63.9 million as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively. Short-term borrowings consisted of $5.0 million at March 31, 2023 and $16.0 million at December 31, 2022, with no short-term funds outstanding at March 31, 2022. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $78.6 million as of March 31, 2023, $58.0 million as of December 31, 2022, and $44.2 million as of March 31, 2022, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The increase in long-term FHLB borrowings since March 31, 2022, can be attributed to the changing interest rate environment and the desire to ladder out some borrowings into future years to cover anticipated liquidity needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $604.9 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of March 31, 2023, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of March 31, 2023, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2023	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.8%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.8%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of March 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.2%	N/A	N/A
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	13.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	13.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.0%	N/A	N/A
Bank	8.9%	4.0%	5.0%

As of March 31, 2023, the Bank’s Tier 1 Leverage Ratio stood at 9.4% while the Corporation’s Tier 1 Leverage Ratio was 7.7%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level. In 2022, the Corporation’s earnings, net of dividends paid, positively impacted the level of stockholders’ equity, but a devaluation of the investment portfolio, resulted in a higher level of unrealized losses, and a negative impact.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

March 31,
2023
$
Commitments to extend credit:
Revolving home equity	201,489
Construction loans	54,614
Real estate loans	96,170
Business loans	220,068
Consumer loans	1,445
Other	5,817
Standby letters of credit	11,057

Total	590,660

Market Risks

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at certain additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

1.	Market risk and loss of confidence in the financial services sector, and/or specific banks;
2.	Deterioration of securities and loan portfolios;
3.	Deposit reductions with higher volumes and occurring over shorter periods of time;
4.	Increased liquidity demand and utilization of sources of liquidity; and
5.	Interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect:

1.	Financial condition;
2.	Operations and results thereof; and
3.	Stock price.

In addition, the previously mentioned bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price.

The Corporation cannot predict the impact, timing or duration of such events.

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

Index

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

The Corporation regularly reviews its liquidity position by measuring its projected net cash flows at a 30 and 90-day interval. The Corporation stresses the measurements by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Corporation also stresses its liquidity position utilizing different longer-term scenarios. The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas. This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Corporation has adequate funding resources. Assumptions used for liquidity stress testing are subjective. Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered. The Corporation believes it can meet all anticipated liquidity demands.

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

The Corporation analyzes the following additional liquidity measurements in an effort to monitor and mitigate liquidity risk:

●	On-hand Liquidity/Total Liabilities – Net liquid assets as a percentage of total liabilities
●	Non-Core Funding Dependence – Non-core liabilities minus short-term investments as a percentage of long-term assets
●	Reliance on Wholesale Funding – Wholesale funding as a percentage of total funding
●	Net Short-term Liabilities/Total Assets – Short-term liabilities minus short-term assets as a percentage of total assets
●	Loan to Deposit Ratio – Total loans as a percentage of total deposits

Index

ENB FINANCIAL CORP

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2023, the Corporation was within guidelines for all of the above measurements.

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

The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

●	Projected forward interest rates
●	Slope of the U.S. Treasury curve
●	Spreads available on securities over the U.S. Treasury curve
●	Prepayment speeds on loans held and mortgage-backed securities
●	Anticipated calls on securities with call options
●	Deposit and loan balance fluctuations
●	Competitive pressures affecting loan and deposit rates
●	Economic conditions
●	Consumer reaction to interest rate changes

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to change immediately, the Corporation would realize less net interest income in all up and down rate scenarios. In past years, the Corporation was generally showing asset sensitivity meaning in a rates-up environment, assets would reprice faster than liabilities resulting in higher net interest income. In the past few quarters, this increase in net interest income shifted to a decline primarily due to the increased impact from a higher cost of funds as rates continue to rise. While the Corporation would recognize higher interest income on its variable-rate assets, it would also now be repricing liabilities at a much faster pace resulting in increased interest expense that would offset the rise in interest income.

Index

ENB FINANCIAL CORP

The first quarter of 2023 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2023, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2023, the Corporation was within guidelines for all rate scenarios except the down-200 and down-300 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 25% for the down-200 basis point scenario and actual projected results show a valuation decline of 37%. In the down-300 basis point scenario, policy allows for a valuation decline of 30% and actual projection results show a valuation decline of 68%. While this loss is outside of policy guidelines, the Federal Reserve has signaled that their preferred course of action is to increase rates until inflation retracts. The down-300 basis point scenario is very unlikely. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2023, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

Effective January 1, 2023, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2023

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Other than as noted below, there have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Recent negative developments affecting the banking industry, including recent bank failures or concerns regarding liquidity, have eroded customer confidence in the banking system and may have a material adverse effect on the Corporation.

Recent events impacting the banking industry, including the high-profile failure or instability of certain banking institutions, have resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact our own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these recent events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2023.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2023	3,653	16.86	3,653	156,991
February 2023	5,250	16.25	5,250	151,741
March 2023	—	—	—	151,741

Total	8,903

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By March 31, 2023, a total of 48,259 shares were repurchased at a total cost of $932,000 for an average cost per share of $19.31.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Chad E. Neiss dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 15, 2023	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 15, 2023	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer