Form 10-Q
period 2023-06-30
ENB Financial Corp
filed 2023-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2023, the registrant had 5,645,612 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2023

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2023	2022	2022
	$	$	$
ASSETS
Cash and due from banks	24,672	28,935	22,571
Interest-bearing deposits in other banks	36,409	8,637	32,041
Total cash and cash equivalents	61,081	37,572	54,612
Securities available for sale (at fair value, net of allowance for credit losses of $0)	456,004	529,142	579,018
Equity securities (at fair value)	9,019	9,118	8,895
Loans held for sale	652	5,927	4,763
Loans (net of unearned income)	1,296,502	1,191,117	1,041,440
Less: Allowance for credit losses	16,833	14,151	13,606
Net loans	1,279,669	1,176,966	1,027,834
Premises and equipment	25,381	25,333	24,340
Regulatory stock	7,843	6,670	6,145
Bank owned life insurance	35,197	34,805	35,780
Other assets	28,806	33,183	28,958
Total assets	1,903,652	1,858,716	1,770,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	634,360	672,342	678,472
Interest-bearing	1,021,591	966,616	899,808
Total deposits	1,655,951	1,638,958	1,578,280
Short-term borrowings	—	16,000	20,000
Long-term debt	91,717	58,039	44,206
Subordinated debt	39,476	39,396	19,720
Other liabilities	10,174	8,988	6,738
Total liabilities	1,797,318	1,761,381	1,668,944
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,654,415 as of 6/30/23, 5,635,533 as of 12/31/22, and 5,610,571 as of 6/30/22	574	574	574
Capital surplus	4,259	4,437	4,502
Retained earnings	144,380	142,677	135,705
Accumulated other comprehensive loss, net of tax	(41,244)	(48,292)	(36,816)
Less: Treasury stock cost on 84,700 shares as of 6/30/23, 103,581 as of 12/31/22, and 128,544 as of 6/30/22	(1,635)	(2,061)	(2,564)
Total stockholders' equity	106,334	97,335	101,401
Total liabilities and stockholders' equity	1,903,652	1,858,716	1,770,345

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	14,951	9,520	28,648	18,335
Interest on securities available for sale
Taxable	2,811	2,007	5,853	3,436
Tax-exempt	740	1,079	1,529	2,108
Interest on deposits at other banks	213	47	247	84
Dividend income	266	106	521	200
Total interest and dividend income	18,981	12,759	36,798	24,163
Interest expense:
Interest on deposits	4,114	308	6,958	560
Interest on borrowings	1,210	477	2,379	908
Total interest expense	5,324	785	9,337	1,468
Net interest income	13,657	11,974	27,461	22,695
Provision for credit losses	815	650	2,072	750
Net interest income after provision for credit losses	12,842	11,324	25,389	21,945
Other income:
Trust and investment services income	674	628	1,459	1,299
Service fees	1,122	684	2,022	1,272
Commissions	917	952	1,812	1,821
(Losses) gains on the sale of debt securities, net	(954)	—	(1,364)	139
Losses on equity securities, net	(106)	(130)	(302)	(138)
Gains on sale of mortgages	204	328	326	1,063
Earnings on bank-owned life insurance	237	235	463	425
Other income	328	322	660	814
Total other income	2,422	3,019	5,076	6,695
Operating expenses:
Salaries and employee benefits	7,901	6,707	15,356	13,219
Occupancy	860	694	1,596	1,412
Equipment	325	336	669	601
Advertising & marketing	412	295	686	574
Computer software & data processing	1,697	1,386	3,478	2,524
Shares tax	299	351	599	702
Professional services	843	633	1,507	1,263
Other expense	865	1,075	1,675	1,790
Total operating expenses	13,202	11,477	25,566	22,085
Income before income taxes	2,062	2,866	4,899	6,555
Provision for federal income taxes	265	308	661	806
Net income	1,797	2,558	4,238	5,749
Earnings per share of common stock	0.32	0.46	0.75	1.03
Cash dividends paid per share	0.17	0.17	0.34	0.34
Weighted average shares outstanding	5,640,826	5,595,728	5,636,181	5,590,196

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net income	1,797	2,558	4,238	5,749
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized (losses) gains arising during the period	(1,728)	(20,909)	7,557	(50,819)
Income tax effect	363	4,391	(1,587)	10,672
	(1,365)	(16,518)	5,970	(40,147)
Losses (gains) recognized in earnings	954	—	1,364	(139)
Income tax effect	(200)	—	(286)	29
	754	—	1,078	(110)
Other comprehensive (loss) income, net of tax	(611)	(16,518)	7,048	(40,257)
Comprehensive Income (Loss)	1,186	(13,960)	11,286	(34,508)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	—	—	3,191	—	—	3,191
Other comprehensive loss net of tax	—	—	—	(23,739)	—	(23,739)
Treasury stock issued - 11,196 shares	—	24	—	—	224	248
Cash dividends paid, $0.17 per share	—	—	(949)	—	—	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039
Net income	—	—	2,558	—	—	2,558
Other comprehensive loss net of tax	—	—	—	(16,518)	—	(16,518)
Treasury stock purchased - 3,000 shares	—	—	—	—	(53)	(53)
Treasury stock issued - 18,418 shares	—	(42)	—	—	368	326
Cash dividends paid, $0.17 per share	—	—	(951)	—	—	(951)
Balances, June 30, 2022	574	4,502	135,705	(36,816)	(2,564)	101,401

Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999
Net income	—	—	1,797	—	—	1,797
Other comprehensive loss net of tax	—	—	—	(611)	—	(611)
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 12,431 shares	—	—	—	—	(168)	(168)
Treasury stock issued - 20,692 shares	—	(97)	—	—	358	261
Cash dividends paid, $0.17 per share	—	—	(959)	—	—	(959)
Balances, June 30, 2023	574	4,259	144,380	(41,244)	(1,635)	106,334

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net income	4,238	5,749
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,346	2,539
Decrease (increase) in interest receivable	307	(1,066)
Increase in interest payable	571	61
Provision for credit losses	2,072	750
Losses (gains) on the sale of debt securities, net	1,364	(139)
Losses on equity securities, net	302	138
Gains on sale of mortgages	(326)	(1,063)
Loans originated for sale	(11,928)	(23,563)
Proceeds from sales of loans	17,529	23,057
Earnings on bank-owned life insurance	(463)	(425)
Depreciation of premises and equipment and amortization of software	973	791
Deferred income tax	(254)	(117)
Amortization of deferred fees on subordinated debt	80	40
Stock-based compensation expense	29	—
Other assets and other liabilities, net	1,353	1,066
Net cash provided by operating activities	18,193	7,818

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	20,457	24,816
Proceeds from sales	61,089	8,576
Purchases	(3,030)	(107,711)
Equity securities
Proceeds from sales	—	150
Purchases	(202)	(201)
Purchase of regulatory bank stock	(1,821)	(974)
Redemptions of regulatory bank stock	648	209
Proceeds from bank-owned life insurance	2,083	—
Net increase in loans	(105,562)	(120,573)
Purchases of premises and equipment, net	(826)	(512)
Purchase of computer software	(494)	(123)
Net cash used for investing activities	(27,658)	(196,343)
Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(33,709)	66,369
Net increase (decrease) in time deposits	50,702	(302)
Proceeds from short-term borrowings	—	20,000
Repayments of short-term debt	(16,000)	—
Proceeds from long-term debt	37,678	—
Repayments of long-term debt	(4,000)	—
Dividends paid	(1,916)	(1,900)
Proceeds from sale of treasury stock	534	574
Treasury stock purchased	(315)	(53)
Net cash provided by financing activities	32,974	84,688
Decrease in cash and cash equivalents	23,509	(103,837)
Cash and cash equivalents at beginning of period	37,572	158,449
Cash and cash equivalents at end of period	61,081	54,612
Supplemental disclosures of cash flow information:
Interest paid	8,764	1,408
Income taxes paid	1,375	950
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	8,921	(50,958)
Recognition of lease operating right-of-use assets	—	2,811
Recognition of operating lease liabilities	—	2,811

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the second quarter of 2023, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

	January 1, 2023
	Pre-adoption	Adoption Impact	As Reported
	$	$	$
Assets
ACL on debt securities available for sale	—	—	—
ACL on loans
Commercial Real Estate	6,074	(6,074)	—
Consumer Real Estate	5,442	(5,442)	—
Commercial and Industrial	2,151	(2,151)	—
Consumer	67	183	250
Agriculture	—	3,537	3,537
Business Loans	—	3,382	3,382
Home Equity	—	2,129	2,129
Non-Owner Occupied CRE	—	875	875
Residential Real Estate	—	4,658	4,658
Unallocated	417	(417)	—
	14,151	680	14,831
Liabilities
ACL for unfunded commitments	1,017	103	1,120
	$15,168	$783	$15,951

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Accrued interest receivable on available-for-sale debt securities totaled $3,560,000 at June 30, 2023, and is included within Other Assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $2,689,000 at June 30, 2023, and was reported in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $1,262,000 as of June 30, 2023, and $1,017,000 as of December 31, 2022. As the unadvanced portion of lines of credit increases, this allowance will increase.

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

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at June 30, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
June 30, 2023
U.S. treasuries	19,854	—	(2,089)	—	17,765
U.S. government agencies	19,400	—	(2,412)	—	16,988
U.S. agency mortgage-backed securities	46,834	—	(4,328)	—	42,506
U.S. agency collateralized mortgage obligations	23,090	—	(2,446)	—	20,644
Non-agency MBS/CMO	54,138	18	(4,004)	—	50,152
Asset-backed securities	70,355	21	(1,835)	—	68,541
Corporate bonds	61,401	—	(7,325)	—	54,076
Obligations of states and political subdivisions	213,140	—	(27,808)	—	185,332
Total securities available for sale	508,212	39	(52,247)	—	456,004

The amortized cost, gross unrealized gains and losses, and approximate fair value of investment securities held at December 31, 2022, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
U.S. Treasuries	35,737	—	(3,080)	32,657
U.S. government agencies	27,605	—	(2,818)	24,787
U.S. agency mortgage-backed securities	49,939	—	(4,632)	45,307
U.S. agency collateralized mortgage obligations	30,193	—	(2,703)	27,490
Non-agency MBS/CMO	53,900	—	(3,650)	50,250
Asset-backed securities	76,110	16	(2,892)	73,234
Corporate bonds	76,685	10	(7,064)	69,631
Obligations of states and political subdivisions	240,102	10	(34,326)	205,786
Total securities available for sale	590,271	36	(61,165)	529,142

The amortized cost and fair value of securities available for sale at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	—	—
Due after one year through five years	96,888	87,463
Due after five years through ten years	75,828	64,408
Due after ten years	335,496	304,133
Total debt securities	508,212	456,004

Securities available for sale with a par value of $119,952,000 and $116,179,000 at June 30, 2023, and December 31, 2022, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $110,159,000 at June 30, 2023, and $107,071,000 at December 31, 2022.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Proceeds from sales	32,972	—	61,089	8,576

Information pertaining to securities with gross unrealized losses at June 30, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2023
U.S. Treasuries	—	—	17,765	(2,089)	17,765	(2,089)
U.S. government agencies	—	—	16,988	(2,412)	16,988	(2,412)
U.S. agency mortgage-backed securities	—	—	42,506	(4,328)	42,506	(4,328)
U.S. agency collateralized mortgage obligations	527	(25)	20,117	(2,421)	20,644	(2,446)
Non-Agency MBS/CMO	7,410	(669)	39,711	(3,335)	47,121	(4,004)
Asset-backed securities	2,898	(43)	64,123	(1,792)	67,021	(1,835)
Corporate bonds	1,711	(289)	52,365	(7,036)	54,076	(7,325)
Obligations of states & political subdivisions	532	(5)	184,770	(27,803)	185,302	(27,808)

Total temporarily impaired securities	13,078	(1,031)	438,345	(51,216)	451,423	(52,247)

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In the debt security portfolio there were 325 positions carrying unrealized losses as of June 30, 2023.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first half of 2023 or other-than-temporary impairment in 2022.

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

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2023 and December 31, 2022.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2023
CRA-qualified mutual funds	7,516	—	—	7,516
Bank stocks	1,716	46	(259)	1,503
Total equity securities	9,232	46	(259)	9,019

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
CRA-qualified mutual funds	7,345	—	—	7,345
Bank stocks	1,685	162	(74)	1,773
Total equity securities	9,030	162	(74)	9,118

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and six months ended June 30, 2023 and 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2023 and 2022.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$

Net losses recognized in equity securities during the period	(106)	(130)	(302)	(138)

Less: Net gains realized on the sale of equity securities during the period	—	—	—	51

Unrealized losses recognized in equity securities held at reporting date	(106)	(130)	(302)	(189)

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5.	Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2023 (in thousands):

June 30,
2023
$

Agriculture	245,971
Business Loans	350,740
Consumer	6,310
Home Equity	102,108
Non-Owner Occupied Commercial Real Estate	125,894
Residential Real Estate (a)	462,942

Gross loans prior to deferred costs	1,293,965

Deferred loan costs, net	2,537
Allowance for credit losses	(16,833)
Total net loans (b)	1,279,669

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $295,406,000 as of June 30, 2023.
(b)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the Corporation’s loan portfolio, prior to the adoption of ASC 326, by category of loans and the impact of the change from the adoption of the standard (in thousands):

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

			Post Adoption
	December 31,	Adoption	January, 1
	2022	Impact	2023
	$	$	$
Agriculture	—	238,734	238,734
Business Loans	—	336,340	336,340
Home Equity	—	98,854	98,854
Non-Owner Occupied CRE	—	111,333	111,333
Residential Real Estate (a)	—	397,260	397,260
Commercial real estate
Commercial mortgages	210,823	(210,823)	—
Agriculture mortgages	221,167	(221,167)	—
Construction	86,793	(86,793)	—
Total commercial real estate	518,783	(518,783)	—

Consumer real estate (a)
1-4 family residential mortgages	410,301	(410,301)	—
Home equity loans	11,937	(11,937)	—
Home equity lines of credit	98,349	(98,349)	—
Total consumer real estate	520,587	(520,587)	—

Commercial and industrial
Commercial and industrial	87,528	(87,528)	—
Tax-free loans	28,664	(28,664)	—
Agriculture loans	27,122	(27,122)	—
Total commercial and industrial	143,314	(143,314)	—

Consumer	5,769	163	5,932

Gross loans prior to deferred fees	1,188,453	—	1,188,453

Deferred loan costs, net	2,664
Allowance for credit losses	(14,151)
Total net loans	1,176,966

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets totaled $298,375,000 as of December 31, 2022.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2023 (in thousands):

	June 30, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$245,702	$—	$—	$269	$269	$245,971
Business Loans	350,599	—	—	141	141	350,740
Consumer	6,261	12	14	23	49	6,310
Home Equity	101,984	19	105	—	124	102,108
Non-Owner Occupied CRE	125,894	—	—	—	—	125,894
Residential Real Estate	462,213	614	—	115	729	462,942
Total (a)	$1,292,653	$645	$119	$548	$1,312	$1,293,965

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2023, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,106	$—	$2,106	$269	$2,375
Business Loans	797	—	797	—	797
Consumer Loans	—	—	—	23	23
Home Equity	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Esate	—	—	—	115	115
Total (a)	$2,903	$—	$2,903	$407	$3,310

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

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2023 and December 31, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of June 30, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$25,207	$45,675	$51,361	$20,847	$15,716	$63,754	$18,032	$—	$240,592
Special Mention	—	48	503	—	187	1,213	64	—	2,015
Substandard	—	—	—	747	306	2,311	—	—	3,364
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,207	$45,723	$51,864	$21,594	$16,209	$67,278	$18,096	$—	$245,971

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$22,826	$105,175	$71,059	$39,252	$16,901	$51,583	$37,670	$—	$344,466
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	3,172	1,539	—	299	—	932	332	—	6,274
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,998	$106,714	$71,059	$39,551	$16,901	$52,515	$38,002	$—	$350,740

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$14,099	$42,236	$27,143	$13,186	$7,964	$13,647	$4,260	$—	$122,535
Special Mention	—	647	—	—	—	—	—	—	647
Substandard	—	—	—	—	2,400	312	—	—	2,712
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,099	$42,883	$27,143	$13,186	$10,364	$13,959	$4,260	$—	$125,894

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$62,132	$193,086	$149,563	$73,285	$40,581	$128,984	$59,962	$—	$707,593
Special Mention	—	695	503	—	187	1,213	64	—	2,662
Substandard	3,172	1,539	—	1,046	2,706	3,555	332	—	12,350
Doubtful	—	—	—	—	—	—	—	—	—
Total (a)	$65,304	$195,320	$150,066	$74,331	$43,474	$133,752	$60,358	$—	$722,605

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,173	$1,470	$606	$270	$65	$9	$1,694	$—	$6,287
Nonperforming	—	—	4	1	—	—	18	—	23
Total	$2,173	$1,470	$610	$271	$65	$9	$1,712	$—	$6,310

Consumer
Current period gross charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

Home equity
Payment Performance
Performing	$2,619	$19,904	$1,117	$635	$591	$2,226	$72,314	$2,702	$102,108
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,619	$19,904	$1,117	$635	$591	$2,226	$72,314	$2,702	$102,108

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$69,466	$156,151	$109,332	$45,604	$32,845	$49,429	$—	$—	$462,827
Nonperforming	—	—	—	—	—	115	—	—	115
Total	$69,466	$156,151	$109,332	$45,604	$32,845	$49,544	$—	$—	$462,942

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$74,258	$177,525	$111,055	$46,509	$33,501	$51,664	$74,008	$2,702	$571,222
Nonperforming	—	—	4	1	—	115	18	—	138
Total (a)	$74,258	$177,525	$111,059	$46,510	$33,501	$51,779	$74,026	$2,702	$571,360

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2022 in accordance with ASC 310 (in thousands):

December 31, 2022	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	409,854	11,598	98,349	5,739	525,540
Non-performing	447	339	—	30	816

Total	410,301	11,937	98,349	5,769	526,356

As of December 31, 2022, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired.

Information with respect to impaired loans for the three and six months ended June 30, 2022, in accordance with ASC 310 is as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
	$	$

Average recorded balance of impaired loans	4,179	3,533
Interest income recognized on impaired loans	5	13

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2022, in accordance with ASC 310:

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2023 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,591	—	—	75	3,666
Business Loans	3,473	—	2	(26)	3,449
Consumer Loans	270	(14)	1	100	357
Home Equity	2,318	—	—	21	2,339
Non-Owner Occupied CRE	942	—	—	1	943
Residential Real Estate	5,460	—	7	612	6,079

Total (a)	$16,054	$(14)	$10	$783	$16,833

(a) Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2023 (in thousands):

		Impact of
	Beginning	adopting			Provisions	Ending
	Balance	ASC 326	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Commercial Real Estate	$6,074	$(6,074)	$—	$—	$—	$—
Consumer Real Estate	5,442	(5,442)	—	—	—	—
Commerical & Industrial	2,151	(2,151)	—	—	—	—
Consumer	67	(67)	—	—	—	—
Agriculture	—	3,537	—	71	58	3,666
Business Loans	—	3,382	—	7	60	3,449
Consumer Loans	—	250	(15)	1	121	357
Home Equity	—	2,129	—	—	210	2,339
Non-Owner Occupied CRE	—	875	—	—	68	943
Residential Real Estate	—	4,658	—	8	1,413	6,079
Unallocated	417	(417)	—	—	—	—

Total (a)	$14,151	$680	$(15)	$87	$1,930	$16,833

(a) Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

During the six months ended June 30, 2023, management charged off $15,000 in loans while recovering $87,000 and added $1,930,000 to the provision for credit losses related to loans and added $142,000 to the provision for off-balance sheet credit exposure for a combined provision of $2,072,000.

The ACL is maintained at a level determined to be adequate to absorb estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers historical loss experience, current conditions, and forecasts of future economic conditions as of the balance sheet date. The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: Agriculture, Business Loans, Consumer Loans, Home Equity, Non-Owner Occupied CRE, and Residential Real Estate.  The following are key risks within each portfolio segment:

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

Home Equity– This segment generally includes lines of credit and term loans secured by the equity in the borrower’s residence.  The primary source of repayment for these facilities is the income and assets of the borrower. The condition of the national economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the national housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of June 30, 2023:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2023:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	—	—	—
Ending balance: collectively evaluated	3,666	3,449	357	2,339	943	6,079	16,833

Loans receivable:
Ending balance	245,971	350,740	6,310	102,108	125,894	462,942	1,293,965
Ending balance: individually evaluated	2,521	797	—	—	—	—	3,318
Ending balance: collectively evaluated	243,450	349,943	6,310	102,108	125,894	462,942	1,290,647

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2023
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	17,765	—	—	17,765
U.S. government agencies	—	16,988	—	16,988
U.S. agency mortgage-backed securities	—	42,506	—	42,506
U.S. agency collateralized mortgage obligations	—	20,644	—	20,644
Non-agency MBS/CMO	—	50,152	—	50,152
Asset-backed securities	—	68,541	—	68,541
Corporate bonds	—	54,076	—	54,076
Obligations of states & political subdivisions	—	185,332	—	185,332
Equity securities	9,019	—	—	9,019

Total securities	26,784	438,239	—	465,023

On June 30, 2023, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2023, the CRA fund investments had a $7,516,000 book and fair market value and the bank stock portfolio had a book value of $1,716,000, and fair market value of $1,503,000.

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

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	32,657	—		32,657
U.S. government agencies	—	24,787	—	24,787
U.S. agency mortgage-backed securities	—	45,307	—	45,307
U.S. agency collateralized mortgage obligations	—	27,490	—	27,490
Non-agency MBS/CMO		50,250	—	50,250
Asset-backed securities	—	73,234	—	73,234
Corporate bonds	—	69,631	—	69,631
Obligations of states & political subdivisions	—	205,786	—	205,786
Equity securities	9,118	—	—	9,118

Total securities	41,775	496,485	—	538,260

On December 31, 2022, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, except for Treasuries, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2022, the CRA fund investments had a $7,345,000 book and market value and the bank stocks had a book value of $1,685,000 and a market value of $1,773,000.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,318	$3,318
Total	$—	$—	$3,318	$3,318

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$4,620	$4,620
Total	$—	$—	$4,620	$4,620

The Corporation had a total of $3,318,000 of individually analyzed loans as of June 30, 2023 and $4,620,000 of impaired loans as of December 31, 2022. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

June 30, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,318	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,620	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2023
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	61,081	61,081	61,081	—	—
Regulatory stock	7,843	7,843	7,843	—	—
Loans held for sale	652	652	652	—	—
Loans, net of allowance	1,279,669	1,213,305	—	—	1,213,305
Mortgage servicing assets	2,052	2,880	—	—	2,880
Accrued interest receivable	6,249	6,249	6,249	—	—
Bank owned life insurance	35,197	35,197	35,197	—	—

Financial Liabilities:
Demand deposits	634,360	634,360	634,360	—	—
Interest-bearing demand deposits	220,949	220,949	220,949	—	—
NOW accounts	109,257	109,257	109,257	—	—
Money market deposit accounts	164,431	164,431	164,431	—	—
Savings accounts	342,422	342,422	342,422	—	—
Time deposits	184,532	180,390	—	—	180,390
Total deposits	1,655,951	1,651,809	1,471,419	—	180,390

Long-term debt	91,717	90,066	—	—	90,066
Subordinated debt	39,476	33,447	—	—	33,447
Accrued interest payable	1,169	1,169	1,169	—	—

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2022
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	37,572	37,572	37,572	—	—
Regulatory stock	6,670	6,670	6,670	—	—
Loans held for sale	5,927	5,927	5,927	—	—
Loans, net of allowance	1,176,966	1,112,400	—	—	1,112,400
Mortgage servicing assets	2,030	2,894	—	—	2,894
Accrued interest receivable	6,249	6,249	6,249	—	—
Bank owned life insurance	34,805	34,805	34,805	—	—

Financial Liabilities:
Demand deposits	672,342	672,342	672,342	—	—
Interest-bearing demand deposits	164,208	164,208	164,208	—	—
NOW accounts	139,846	139,846	139,846	—	—
Money market deposit accounts	163,836	163,836	163,836	—	—
Savings accounts	364,897	364,897	364,897	—	—
Time deposits	133,829	129,422	—	—	129,422
Total deposits	1,638,958	1,634,551	1,505,129	—	129,422

Short-term debt	16,000	15,721			15,721
Long-term debt	58,039	56,431	—	—	56,431
Subordinated debt	39,396	35,975	—	—	35,975
Accrued interest payable	597	597	597	—	—

7.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2023, firm loan commitments were $90.9 million, unused lines of credit were $494.1 million, and open letters of credit were $13.8 million. The total of these commitments was $598.8 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2022	(48,292)
Other comprehensive loss before reclassifications	7,335
Amount reclassified from accumulated other comprehensive income (loss)	324
Period change	7,659

Balance at March 31, 2023	(40,633)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive income (loss)	754
Period change	(611)

Balance at June 30, 2023	(41,244)

Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive income (loss)	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)
Other comprehensive loss before reclassifications	(16,518)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(16,518)

Balance at June 30, 2022	(36,816)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2023	2022	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities (losses) gains, reclassified into earnings	(954)	—	(Losses) gains on the sale of debt securities, net
Related income tax benefit (expense)	200	—	Benefit/(Provision) for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(754)	—

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2023	2022	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities (losses) gains, reclassified into earnings	(1,364)	139	(Losses) gains on the sale of debt securities, net
Related income tax benefit (expense)	286	(29)	Benefit/(Provision) for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(1,078)	110

(1) Amounts in parentheses indicate debits.

9.	Recently Issued Accounting Standards

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	National and local economic conditions
●	Continuing banking instability caused by recent bank failure and continuous financial uncertainty of various banks which may adversely impact the corporation and its securities values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations
●	Interest rate and monetary policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Health of the housing market
●	Volatility of the securities markets including the valuation of securities
●	Real estate valuations and its impact on the loan portfolio
●	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
●	Political changes and their impact on new laws and regulations
●	Competitive forces
●	Impact of mergers and acquisition activity in the local market and the effects thereof
●	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Changes in customer behavior impacting deposit levels and loan demand
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operation, legal, and reputation risk
●	Results of the regulatory examination and supervision process
●	The impact of new laws and regulations
●	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
●	Effects of economic conditions particularly with regard to any pandemic, epidemic, or health-related crisis (such as COVID-19) and government and business responses thereto, specifically the effect on loan customers to repay loans

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
●	Local disruptions due to flooding, severe weather, or other natural disasters
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	Business and competitive disruptions caused by new market and industry entrants

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

Results of Operations

Overview

The Corporation recorded net income of $1,797,000 for the three-month period ended June 30, 2023, a $761,000, or 29.7% decrease from the three months ended June 30, 2022. Net income for the six-month period was $4,238,000, a $1,511,000, or 26.3% decrease from earnings in the six-month period ended June 30, 2022. The earnings per share, basic and diluted, were $0.32 for the three months ended June 30, 2023, compared to $0.46 for the same period in 2022, and for the year-to-date period, earnings per share were $0.75 compared to $1.03 in 2022.

The Corporation’s net interest income (NII) increased by $1,683,000, or 14.1%, and $4,766,000, or 21.0%, for the three and six months ended June 30, 2023, compared to the same periods in 2022. The increase in NII primarily resulted from an increase in interest and fees on loans of $5,431,000, or 57.0%, and $10,313,000, or 56.2%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Additionally, interest on securities available for sale increased by $465,000, or 15.1%, for the three-month period ended June 30, 2023, and $1,838,000, or 33.2%, for the six-month period ended June 30, 2023, compared to the three and six months ended June 30, 2022. Offsetting these increases, interest expense on deposits and borrowings increased by $4,539,000, or 578.2%, and $7,869,000, or 536.0%, for the three and six months ended June 30, 2023, compared to the same periods in the prior year.

The Corporation recorded a $815,000 provision for credit losses in the second quarter of 2023, and $2,072,000 for the year-to-date period, compared to $650,000 in the second quarter of 2022 and a year-to-date provision of $750,000 through June 30, 2022. The Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023. This standard implements a methodology that reflects credit losses that are expected to occur over the remaining life of the financial asset. This new current expected credit loss model (CECL) is based on possible economic scenarios as well as qualitative factors specific to the Corporation. During the first half of 2023, there was a significant change in the forward credit outlook due to a high interest rate environment and due to the Corporation downgrading a $5 million loan relationship to substandard requiring a higher provision related to this relationship. Due to the more subjective methodology of the CECL standard, provision expense in subsequent quarters is expected to be much more volatile than historical experience. The allowance as a percentage of total loans was 1.30% as of June 30, 2023, 1.19% as of December 31, 2022, and 1.31% as of June 30, 2022.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other income was lower in 2023 compared to the prior year primarly as a result of lower levels of mortgage gains and strategic losses recognized on the sale of securities. The gains from the sale of mortgages were $204,000 for the three months ended June 30, 2023, compared to gains of $328,000 for the three months ended June 30, 2022, a decrease of $124,000, or 37.8%. For the six-month period, gains were $326,000, a decrease of $737,000, or 69.3%, from the six months ended June 30, 2022. The decrease in mortgage gains can be primiarly attributed to the rapid rise in mortgage rates during the first half of 2023 which has caused customer activity to shift from fixed-rate mortgages that were sold on the secondary market, to adjustable rate mortgages held on the Corporation’s balance sheet. The Corporation recorded $1,060,000 of losses on securities transactions for the three months ended June 30, 2023, and $1,666,000 for the six months ended June 30, 2023, compared to losses of $130,000 and gains of $1,000 for the three and six months ended June 30, 2022, respectively. The losses recorded in 2023 were primarily losses related to strategic sales of investments in order to fund more profitable loan growth. The lower yields on the securities portfolio provided opportunities to sell at losses and still recover the loss within a twelve-month period due to the ability to reinvest in much higher yielding assets. Outside of mortgage and security gains and losses, other non-interest income increased by $457,000, or 16.2%, and $785,000, or 13.9%, for the three and six months ended June 30, 2023. Operating expenses increased by $1,725,000, or 15.0%, and $3,481,000, or 15.8%, for the three and six months ended June 30, 2023, compared to the same periods in the prior year. This increase can be primarily attributed to the rising cost of salaries and employee benefits as well as increased investments in technology and software.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the quarter-to-date period and the year-to-date period ended June 30, 2023, compared to the same periods in the prior year, due to lower earnings in 2023.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Return on Average Assets	0.39%	0.60%	0.46%	0.68%
Return on Average Equity	6.85%	9.55%	8.27%	9.70%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for loan losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2023, NII generated 84.4% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 77.2% in the first six months of 2022. This increase is a result of higher levels of NII in the first six months of 2023 as well as lower non-interest income compared to 2022. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $160,000 for the three months ended June 30, 2023, and $356,000 for the six months ended June 30, 2023, compared to $317,000 and $621,000 for the same periods in 2022.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Total interest income	18,981	12,759	36,798	24,163
Total interest expense	5,324	785	9,337	1,468

Net interest income	13,657	11,974	27,461	22,695
Tax equivalent adjustment	160	317	356	621

Net interest income (fully taxable equivalent)	13,817	12,291	27,817	23,316

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2022, asset yields increased with the Federal Reserve rate movements, but liability costs were still low due to the ability to slowly raise deposit rates. In the first half of 2023, interest rates on deposits increased more dramatically as a result of competitive pressure and the desire to retain existing deposits and attract new ones to add to the Corporation’s liquidity position. While higher market rates have helped the Corporation’s NIM, the higher cost of funds has put pressure on the NIM. Management believes that compression will accelerate with the continued higher cost of liabilities without a similar-sized increase in asset yield.

As a result of a larger balance sheet and improved asset yields in the first half of 2023, the Corporation’s NII and net interest margin on a tax equivalent basis increased. The Corporation’s margin increased to 3.00% for the quarter ended June 30, 2023, and 3.04% for the year-to-date period ended June 30, 2023, compared to 2.96% in the second quarter of 2022, and 2.85% for the year-to-date period. The Corporation’s NII on a fully-taxable equivalent basis for the three and six months ended June 30, 2023, increased over the same periods in 2022 by $1,526,000, or 12.4%, and $4,501,000, or 19.3%, respectively.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in 2022 and 2023, security yields have increased and have helped to increase NII during the first half of 2023.

The Corporation’s overall cost of funds has risen significantly through the first half of 2023. Core deposit interest rates have risen over the past year; however, time deposit rates have risen to higher levels and more quickly than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $3,807,000 for the quarter and $6,398,000 for the six months ended June 30, 2023, compared to the same periods in the prior year. The average balance of borrowings was higher in the first six months of 2023 compared to 2022, and interest rates were also higer, resulting in the total cost of borrowings increasing by $732,000, or 153.5%, and $1,471,000, or 162.0%, for the three and six months ended June 30, 2023, compared to the same periods in 2022.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(17)	181	164	(100)	262	162

Securities available for sale:
Taxable	(283)	1,176	893	(177)	2,761	2,584
Tax-exempt	(284)	(230)	(514)	(474)	(406)	(880)
Total securities	(567)	946	379	(651)	2,355	1,704

Loans	3,050	2,399	5,449	6,193	4,157	10,350
Regulatory stock	30	43	73	55	99	154

Total interest income	2,496	3,569	6,065	5,497	6,873	12,370

INTEREST EXPENSE

Deposits:
Demand deposits	39	2,792	2,831	57	4,826	4,883
Savings deposits	(1)	69	68	(1)	127	126
Time deposits	120	788	908	183	1,207	1,390
Total deposits	158	3,649	3,807	239	6,160	6,399

Borrowings:
Total borrowings	473	259	732	1,060	410	1,470

Total interest expense	631	3,908	4,539	1,299	6,570	7,869

NET INTEREST INCOME	1,865	(339)	1,526	4,198	303	4,501

The following tables show a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2023			2022
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	21,680	212	3.93	29,899	48	0.65

Securities available for sale:
Taxable	372,638	2,935	3.15	426,130	2,042	1.92
Tax-exempt	158,553	835	2.11	207,379	1,349	2.60
Total securities (d)	531,191	3,770	2.84	633,509	3,391	2.14

Loans (a)	1,278,552	15,015	4.70	996,100	9,566	3.86

Regulatory stock	7,808	144	7.37	5,776	71	4.90

Total interest earning assets	1,839,231	19,141	4.17	1,665,284	13,076	3.15

Non-interest earning assets (d)	45,260			57,983

Total assets	1,884,491			1,723,267

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	490,767	2,947	2.41	388,334	117	0.12
Savings deposits	344,778	86	0.10	368,095	18	0.02
Time deposits	169,711	1,081	2.56	114,026	173	0.62
Borrowed funds	132,717	1,210	3.66	74,011	477	2.61
Total interest bearing liabilities	1,137,973	5,324	1.88	944,466	785	0.34

Non-interest bearing liabilities:

Demand deposits	629,778			664,435
Other	11,465			6,940

Total liabilities	1,779,216			1,615,841

Stockholders' equity	105,275			107,426

Total liabilities & stockholders' equity	1,884,491			1,723,267

Net interest income (FTE)		13,817			12,291

Net interest spread (b)			2.29			2.81
Effect of non-interest bearing deposits			0.71			0.15
Net yield on interest earning assets (c)			3.00			2.96

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,546,000 as of June 30, 2023, and $2,111,000 as of June 30, 2022.  Such fees and costs recognized through income and included in the interest amounts totaled ($57,000) in 2023, and $52,000 in 2022.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2023			2022
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	16,776	246	2.96	58,307	85	0.29

Securities available for sale:
Taxable	389,333	6,090	3.11	409,125	3,505	1.70
Tax-exempt	162,296	1,759	2.17	202,298	2,639	2.61
Total securities (d)	551,629	7,849	2.84	611,423	6,144	2.01

Loans (a)	1,252,994	28,774	4.61	963,808	18,424	3.83

Regulatory stock	7,542	285	7.55	5,594	131	4.67

Total interest earning assets	1,828,941	37,154	4.07	1,639,132	24,784	3.03

Non-interest earning assets (d)	44,158			72,762

Total assets	1,873,099			1,711,894

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	483,659	5,049	2.11	379,971	165	0.09
Savings deposits	351,535	162	0.09	361,471	36	0.02
Time deposits	157,623	1,747	2.24	113,965	359	0.63
Borrowed funds	132,051	2,379	3.63	68,982	908	2.66
Total interest bearing liabilities	1,124,868	9,337	1.67	924,389	1,468	0.32

Non-interest bearing liabilities:

Demand deposits	634,248			661,746
Other	10,623			6,204

Total liabilities	1,769,739			1,592,339

Stockholders' equity	103,360			119,555

Total liabilities & stockholders' equity	1,873,099			1,711,894

Net interest income (FTE)		27,817			23,316

Net interest spread (b)			2.40			2.71
Effect of non-interest bearing deposits			0.64			0.14
Net yield on interest earning assets (c)			3.04			2.85

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,600,000 as of June 30, 2023, and $1,972,000 as of June 30, 2022.  Such fees and costs recognized through income and included in the interest amounts totaled $(21,000) in 2023, and $38,000 in 2022.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $102.3 million, or 16.2%, for the three months ended June 30, 2023, and $59.8 million, or 9.8%, for the six months ended June 30, 2023, compared to the same periods in 2022. The tax equivalent yield on investments increased by 70 basis points for the quarter-to-date period and 83 basis points for the year-to-date period when comparing both years. As a result of the higher yields, interest income on securities increased by $379,000, or 11.2%, and $1,704,000, or 27.8%, for the three and six months ended June 30, 2023, compared to the same periods in the prior year.

Average balances on loans increased by $282.5 million, or 28.4%, for the three months ended June 30, 2023, and $289.2 million, or 30.0%, for the six months ended June 30, 2023, compared to the same periods in the prior year. Loan yields increased by 84 basis points for the quarter, and 78 basis points for the year-to-date period and loan interest income increased by $5,449,000, or 57.0%, and $10,349,000, or 56.2%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $134.8 million, or 15.5%, and $137.4 million, or 16.1%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. Interest-bearing deposits increased as rates increased due to funds shifting from non-interest earning accounts to interest earning accounts due to the rapid increase in market rates. The average balance of savings accounts decreased as funds moved into higher-yielding accounts. The interest rate paid on all interest-bearing deposits increased significantly for both time periods. The combined rate on interest-bearing deposits increased by 431 basis points for the quarter ended June 30, 2023, and 370 basis points for the year-to-date period, compared to the same periods in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $3,806,000, for the three months ended June 30, 2023, and $6,398,000, for the six months ended June 30, 2023, compared to the same periods in 2022.

The Corporation’s average balance on borrowed funds increased by $58.7 million, or 79.3%, for the three months ended June 30, 2023, and $63.1 million, or 91.4%, for the six months ended June 30, 2023, compared to the same periods in 2022. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 105 basis points for the three months ended June 30, 2023, and 97 basis points for the six months ended June 30, 2023, compared to the same periods in the prior year. This increase in rate can be attributed to initiating higher-rate FHLB advances in late 2022 and early 2023 as well as the issuance of subordinated debt in July of 2022.

For the three months ended June 30, 2023, the net interest spread decreased by 52 basis points to 2.29%, compared to 2.81% for the three months ended June 30, 2022. For the six months ended June 30, 2023, the net interest spread decreased by 31 basis points to 2.40%, compared to 2.71% for the six months ended June 30, 2022. The effect of non-interest bearing funds increased to 71 basis points from 15 basis points for the three months ended June 30, 2023, and increased to 64 basis points from 14 basis points for the six months ended June 30, 2023, compared to the same periods in 2022. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the second quarter of 2023 was 3.00%, compared to 2.96% for the second quarter of 2022. For the year-to-date period, the Corporation’s NIM was 3.04%, compared to 2.85% for the same period in 2022.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $1,930,000 for credit losses related to loans, $142,000 for unfunded commitments and $0 related to available-for-sale securities for the first six months of 2023, compared to $750,000 related to loans for the six months ended June 30, 2022. The provision expense was higher in the first half of 2023 due to the Corporation’s adoption of ASU 2016-13 which requires a reliance on forward economic indicators to project expected credit losses as well as a higher balance of classified loans. As of June 30, 2023, the allowance as a percentage of total loans was 1.30%, compared to 1.31% at June 30, 2022. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the second quarter of 2023 was $2,422,000, a decrease of $597,000, or 19.8%, compared to the $3,019,000 earned during the second quarter of 2022. For the year-to-date period ended June 30, 2023, other income totaled $5,076,000, a decrease of $1,619,000, or 24.2%, compared to the same period in 2022. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	$	$	$	%

Trust and investment services	674	628	46	7.3
Service charges on deposit accounts	344	334	10	3.0
Other fees	778	350	428	>100%
Commissions	917	952	(35)	(3.7)
Net gains (losses) on debt and equity securities	(1,060)	(130)	(930)	>100%
Gains on sale of mortgages	204	328	(124)	(37.8)
Earnings on bank owned life insurance	237	235	2	0.9
Other miscellaneous income	328	322	6	1.9

Total other income	2,422	3,019	(597)	(19.8)

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,459	1,299	160	12.3
Service charges on deposit accounts	631	627	4	0.6
Other fees	1,391	645	746	>100%
Commissions	1,812	1,821	(9)	(0.5)
Net gains (losses) on debt and equity securities	(1,666)	1	(1,667)	>100%
Gains on sale of mortgages	326	1,063	(737)	(69.3)
Earnings on bank owned life insurance	463	425	38	8.9
Other miscellaneous income	660	814	(154)	(18.9)

Total other income	5,076	6,695	(1,619)	(24.2)

Trust and investment services income increased for the quarter and year-to-date as a result of a larger level of assets under management and higher fees. Other fees increased for both time periods driven by fees earned on an off-balance-sheet sweep product. The Corporation incurred $1,060,000 of losses on debt and equity securities in the second quareter of 2023, and $1,666,000 of losses for the year-to-date period as a result of strategic sales of debt securities to fund higher yielding loan growth and depreciation of bank stock values causing an unrealized loss on equity securities. Mortgage gains declined by $124,000, or 37.8%, in the second quarter of 2023, compared to the second quarter of 2022, and $737,000, or 69.3%, for the six months ended June 30, 2023, compared to the same period in 2022. This was primarly a result of the rapid increase in interest rates during the last three quarters of 2022 that resulted in very low margins on mortgages sold and a switch to mortgages held on the Corporation’s balance sheet as opposed to sold on the secondary market. The miscellaneous income category was lower for the six months ended June 30, 2023, by 18.9% as a result of non-recurring income items that impacted the first half of 2022.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the second quarter of 2023 were $13,202,000, an increase of $1,725,000, or 15.0%, compared to the $11,477,000 for the second quarter of 2022. For the year-to-date period ended June 30, 2023, operating expenses totaled $25,566,000, an increase of $3,481,000, or 15.8%, compared to the same period in 2022. The following table provides details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2023, compared to the same periods in 2022.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	7,901	6,707	1,194	17.8
Occupancy expenses	860	694	166	23.9
Equipment expenses	325	336	(11)	(3.3)
Advertising & marketing expenses	412	295	117	39.7
Computer software & data processing expenses	1,697	1,386	311	22.4
Shares tax	299	351	(52)	(14.8)
Professional services	843	633	210	33.2
Other operating expenses	865	1,075	(210)	(19.5)
Total Operating Expenses	13,202	11,477	1,725	15.0

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	15,356	13,219	2,137	16.2
Occupancy expenses	1,596	1,412	184	13.0
Equipment expenses	669	601	68	11.3
Advertising & marketing expenses	686	574	112	19.5
Computer software & data processing expenses	3,478	2,524	954	37.8
Bank shares tax	599	702	(103)	(14.7)
Professional services	1,507	1,263	244	19.3
Other operating expenses	1,675	1,790	(115)	(6.4)
Total Operating Expenses	25,566	22,085	3,481	15.8

Salaries and employee benefits are the largest category of operating expenses. For the second quarter of 2023, salaries and benefits increased $1,194,000, or 17.8%, and for the six months ended June 30, 2023, salaries and benefits increased $2,137,000, or 16.2%, compared to the same periods in 2022. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees inclusive of costs related to merit increases and higher employee benefit expenses. Occupancy and equipment expenses in total increased by 15.0% for the quarter, and 12.5% for the year-to-date period, compared to the same periods in the prior year as a result of new branch and leased office locations. Computer software and data processing expenses increased by $311,000, or 22.4%, and $954,00, or 37.8%, for the three and six months ended June 30, 2023, as a result of higher technology costs caused primarily by a debit card conversion scheduled to take place in 2023 that resulted in amortized contract costs. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has decreased due to the decline in the Corporation’s level of shareholders’ equity. Professional services expenses increased by 33.2% in the second quarter of 2023, and 19.3% for the year-to-date period compared to the prior year driven by higher fees associated with the issuance of subordinated debt.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Income Taxes

Federal income tax expense was $265,000 for the second quarter of 2023 compared to $308,000 for the same period in 2022. For the six months ended June 30, 2023, the Corporation recorded Federal income tax expense of $661,000, compared to $806,000 for the six months ended June 30, 2022. The effective tax rate for the Corporation was 13.5% for the six months ended June 30, 2023, and 12.3% for the six months ended June 30, 2022. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2023, the Corporation had $456.0 million of debt securities available for sale, which accounted for 24.0% of assets, compared to 28.5% as of December 31, 2022, and 32.7% as of June 30, 2022. Based on ending balances, the debt securities portfolio decreased 21.2% from June 30, 2022, and 13.8% from December 31, 2022.

The debt securities portfolio was showing a net unrealized loss of $52,208,000 as of June 30, 2023, compared to $61,129,000 as of December 31, 2022, and $46,602,000 as of June 30, 2022. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury sector decreased $14.9 million during the first half of 2023, resulting in a 45.6% decrease in this sector. This sector represents a safe credit, but carries a low yield due to the investments made in 2020 and 2021. As a result, some Treasuries were sold during the first half of the year to provide liquidity for much higher yielding loan growth. The Corporation’s U.S. government agency sector decreased by $7.8 million, or 31.5%, since December 31, 2022.

The Corporation’s U.S. agency MBS and CMO sectors have decreased slightly since December 31, 2022, with MBS decreasing $2.8 million, or 6.2%, and CMOs decreasing $6.8 million, or 24.9%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $50.2 million as of June 30, 2023, or 10.8% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $50.3 million at December 31, 2022.

The Corporation’s asset-backed securities declined by $4.7 million, or 6.4%, from December 31, 2022, to June 30, 2023. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current rates-up environment, they have added to the overall yield increase for the portfolio.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of June 30, 2023, the fair value of the Corporation’s corporate bonds decreased by $15.6 million, or 22.3%, from balances at December 31, 2022. During the first half of 2023, some Corporate bonds were sold to provide liquidity for loan growth. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. Municipal bonds represented 39.9% of the securities portfolio as of June 30, 2023, compared to 38.2% as of December 31, 2022.

Loans

Net loans outstanding increased by 24.5%, to $1,279.7 million at June 30, 2023, from $1,027.8 million at June 30, 2022. Net loans increased by 8.7%, an annualized rate of 17.5%, from $1,177.0 million at December 31, 2022. The following table shows the composition of the loan portfolio as of June 30, 2023 and December 31, 2022.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,
	2023		2022
	$	%	$	%

Agriculture	245,971	19.0	238,734	20.1
Business Loans	350,740	27.1	336,340	28.3
Consumer	6,310	0.5	5,932	0.5
Home Equity	102,108	7.9	98,854	8.3
Non-Owner Occupied CRE	125,894	9.7	111,333	9.4
Residential Real Estate (a)	462,942	35.8	397,260	33.4

Total loans	1,293,965	100	1,188,453	100
Less:
Deferred loan costs, net	2,537		2,664
Allowance for credit losses	(16,833)		(14,151)
Total net loans (b)	1,279,669		1,176,966

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $295,406,000 as of June 30, 2023 and $298,375,000 as of December 31, 2022.
(b)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

There was moderate growth in the loan portfolio since December 31, 2022. All of the loan categories showed an increase in balances since December 31, 2022.

From December 31, 2022, the Agriculture Loan segment increased $7,237,000, or 3.0%, the Business Loan segment increased $14,400,000, of 4.3%, the Consumer Loan segment increased $378,000, or 6.4%, the Home Equity segment increased $3,254,000, or 3.3%, the Non-Owner Occupied segment increased $14,561,000, or 13.1%, and the Residential Real Estate segment increased $65,682,000, or 16.5% from December 31, 2022.

In the second quarter of 2023, mortgage production increased 6% from the previous quarter but was down 9% from the second quarter of 2022.  Purchase money origination constituted 93% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 56% of that mix.  With the continued elevated fixed interest rate environment, the percentage of mortgage originations placed in the Corporation’s held-for-investment mortgage portfolio remained high at 87%, 77% of which were adjustable rate mortgages.  As of June 30, 2023, ARM balances were $279.8 million, representing 60.4% of the 1-4 family residential loan portfolio of the Corporation.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2023	2022	2022
	$	$	$

Nonaccrual loans	2,903	4,178	4,666
Loans past due 90 days or more and still accruing	407	169	813
Total non-performing loans	3,310	4,347	5,479

Other real estate owned	—	—	—

Total non-performing assets	3,310	4,347	5,479

Non-performing assets to net loans	0.26%	0.31%	0.53%

The total balance of non-performing assets decreased by $2,169,000, or 39.6% from balances at June 30, 2022, and $1,037,000, or 23.9%, from balances at December 31, 2022. Non-accrual loans decreased by $1,763,000, or 37.8%, since June 30, 2022, and $1,275,000, or 30.5% since December 31, 2022. Loans past due 90 days or more and still accruing decreased $406,000, or 49.9%, since June 30, 2022, and increased $238,000, or 140.8%, since December 31, 2022. This increase was primarily caused by the addition of one agriculture mortgage totaling $269,000.

There was no other real estate owned (OREO) as of June 30, 2023, December 31, 2022, or June 30, 2022.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of June 30, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

June 30,
2023
$

Loans charged-off:
Agriculture	—
Business Loans	—
Consumer Loans	15
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	—
Total loans charged-off	15

Recoveries of loans previously charged-off
Agriculture	71
Business Loans	7
Consumer Loans	1
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	8
Total recoveries	87

Net charge-offs (recoveries)
Agriculture	(71)
Business Loans	(7)
Consumer Loans	14
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	(8)
Total net charge-offs (recoveries)	(72)

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of June 30, 2022.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

June 30,
2022
$

Loans charged-off:
Commercial real estate	65
Consumer real estate	—
Commercial and industrial	41
Consumer	1
Total loans charged-off	107

Recoveries of loans previously charged-off
Commercial real estate	2
Consumer real estate	6
Commercial and industrial	22
Consumer	2
Total recoveries	32

Net charge-offs (recoveries)
Commercial real estate	63
Consumer real estate	(6)
Commercial and industrial	19
Consumer	(1)
Total net charge-offs (recoveries)	75

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of June 30, 2023, there were $15,000 in charge-offs and $87,000 of recoveries, representing a net recovery position of 0.01% of average loans outstanding as reflected above. As of June 30, 2022, net charge-offs were very low at $75,000, resulting in a net charge-off as a percentage of average loans of 0.01% for the quarter.

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

The Corporation’s level of classified loans was $13.1 million on June 30, 2023, compared to $13.6 million on June 30, 2022. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.1 million, or 4.5%, to $25.4 million as of June 30, 2023, from $24.3 million as of June 30, 2022. As of June 30, 2023, $435,000 was classified as construction or improvement in process compared to $380,000 as of June 30, 2022. Fixed assets increased as a result of new purchases outpacing depreciation on existing assets year over year.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $7.8 million of regulatory stock holdings as of June 30, 2023, consisted of $6.7 million of FHLB of Pittsburgh stock, $1.1 million of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.7 million on June 30, 2023, $5.6 million on December 31, 2022, and $5.5 million on June 30, 2022, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Deposits

The Corporation’s total ending deposits at June 30, 2023, increased by $17.0 million, or 1.0%, and by $77.7 million, or 4.9%, from December 31, 2022, and June 30, 2022, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed moderately since June 30, 2022, with the changes being a $44.1 million, or 6.5% decrease in non-interest bearing demand deposit accounts, a $101.2 million, or 84.6% increase in interest bearing demand balances, a $18.4 million, or 14.4% decrease in NOW balances, a $1.3 million, or 0.8% decrease in money market account balances, a $30.6 million, or 8.2% decrease in savings account balances, and a $70.9 million, or 62.4% increase in time deposit balances.

The growth in interest bearing demand balances was a result of participating in a reciprocal arrangement for the Corporation’s off balance sheet cash management sweep product as a strategic decision to fund loan growth. This product allows customers to sweep balances off the Corporation’s balance sheet, maintain a competitive yield, and receive full FDIC insurance coverage. The Corporation now fully receives reciprocal balances back on balance sheet for this product, resulting in the large increase in balances since June 30, 2022.

The significant increase in time deposit balances was a result of issuing $20 million in brokered time deposits since June 30, 2022, as well as increases in the Corporation’s customer time deposits as a result of the increased rate environment and offering several promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of June 30, 2023 and 2022, the total uninsured deposits of the Corporation were approximately $228,159,000 and $333,476,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2023, December 31, 2022, and June 30, 2022.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2023	2022	2022
	$	$	$

Non-interest bearing demand	634,360	672,342	678,472
Interest bearing demand	220,949	164,208	119,711
NOW accounts	109,257	139,846	127,622
Money market deposit accounts	164,432	163,836	165,781
Savings accounts	342,422	364,897	373,060
Time deposits	184,531	133,829	113,634
Total deposits	1,655,951	1,638,958	1,578,280

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $131.2 million, $113.4 million, and $83.9 million as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively. There were no short-term borrowings as of June 30, 2023, but as of December 31, 2022, there were $16.0 million, and $20.0 million at June 30, 2022. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $91.7 million as of June 30, 2023, $58.0 million as of December 31, 2022, and $44.2 million as of June 30, 2022, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The increase in long-term FHLB borrowings since June 30, 2022, can be attributed to the changing interest rate environment and the desire to ladder out some borrowings into future years to cover liquidity needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $633.5 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of June 30, 2023, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of June 30, 2023, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2023	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of June 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated	13.8%	N/A	N/A
Bank	13.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.0%	N/A	N/A
Bank	12.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.0%	N/A	N/A
Bank	12.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	8.7%	4.0%	5.0%

As of June 30, 2023, the Bank’s Tier 1 Leverage Ratio stood at 9.3% while the Corporation’s Tier 1 Leverage Ratio was 7.6%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level. In 2022 and 2023, the Corporation’s earnings, net of dividends paid, positively impacted the level of stockholders’ equity, but a devaluation of the investment portfolio, resulted in a higher level of unrealized losses, and a negative impact.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2023.

2023
$
Commitments to extend credit:
Revolving home equity	210,804
Construction loans	50,360
Real estate loans	89,756
Business loans	227,002
Consumer loans	1,373
Other	5,715
Standby letters of credit	13,805

Total	598,815

Market Risks

During March and April 2023, three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at certain additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

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

Index

ENB FINANCIAL CORP

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2023, the Corporation was within guidelines for all of the above measurements.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to change immediately, the Corporation would realize less net interest income in all up and down rate scenarios. In past years, the Corporation was generally showing asset sensitivity meaning in a rates-up environment, assets would reprice faster than liabilities resulting in higher net interest income. In the past few quarters, this increase in net interest income shifted to a decline primarily due to the increased impact from a higher cost of funds as rates continue to rise. While the Corporation would recognize higher interest income on its variable-rate assets, it would also now be repricing liabilities at a much faster pace resulting in increased interest expense that would offset the rise in interest income. Likewise, in the down-rate scenarios, asset yields would decline in conjunction with market rate moves, while deposit repricing would be slower to retain existing deposit balances.

Index

ENB FINANCIAL CORP

The second quarter of 2023 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2023, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2023, the Corporation was within guidelines for all rate scenarios except the down-200 and down-300 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 25% for the down-200 basis point scenario and actual projected results show a valuation decline of 27%. In the down-300 basis point scenario, policy allows for a valuation decline of 30% and actual projection results show a valuation decline of 51%. While these losses are outside of policy guidelines, the Federal Reserve has signaled that their preferred course of action is to increase rates until inflation retracts. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2023, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2023

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2023.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2023	3,331	13.56	3,331	148,410
May 2023	5,000	13.30	5,000	143,410
June 2023	4,100	13.95	4,100	139,310

Total	12,431

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By June 30, 2023, a total of 60,690 shares were repurchased at a total cost of $1,101,000 for an average cost per share of $18.14.

Index

ENB FINANCIAL CORP

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Chad E. Neiss dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 14, 2023	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 14, 2023	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer