Form 10-Q
period 2023-09-30
ENB Financial Corp
filed 2023-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2023, the registrant had 5,656,029 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2023

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2023	2022	2022
	$	$	$
ASSETS
Cash and due from banks	24,962	28,935	27,623
Interest-bearing deposits in other banks	13,797	8,637	22,953
Total cash and cash equivalents	38,759	37,572	50,576
Securities available for sale (at fair value, net of allowance for credit losses of $0)	438,152	529,142	559,646
Equity securities (at fair value)	9,041	9,118	8,951
Loans held for sale	1,081	5,927	5,131
Loans (net of unearned income)	1,335,597	1,191,117	1,114,504
Less: Allowance for credit losses	16,349	14,151	14,150
Net loans	1,319,248	1,176,966	1,100,354
Premises and equipment	25,339	25,333	24,598
Regulatory stock	8,283	6,670	5,897
Bank owned life insurance	35,415	34,805	35,995
Other assets	33,229	33,183	33,156
Total assets	1,908,547	1,858,716	1,824,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	583,145	672,342	670,563
Interest-bearing	1,077,845	966,616	961,286
Total deposits	1,660,990	1,638,958	1,631,849
Short-term borrowings	—	16,000	15,000
Long-term debt	98,528	58,039	44,206
Subordinated debt	39,516	39,396	39,356
Other liabilities	12,011	8,988	7,738
Total liabilities	1,811,045	1,761,381	1,738,149
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,651,378 as of 9/30/23, 5,635,533 as of 12/31/22, and 5,625,146 as of 9/30/22	574	574	574
Capital surplus	4,237	4,437	4,475
Retained earnings	147,033	142,677	138,760
Accumulated other comprehensive loss, net of tax	(52,721)	(48,292)	(55,381)
Less: Treasury stock cost on 87,737 shares as of 9/30/23, 103,581 as of 12/31/22, and 113,969 as of 9/30/22	(1,621)	(2,061)	(2,273)
Total stockholders' equity	97,502	97,335	86,155
Total liabilities and stockholders' equity	1,908,547	1,858,716	1,824,304

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	15,892	11,022	44,540	29,357
Interest on securities available for sale
Taxable	2,900	2,654	8,753	6,090
Tax-exempt	736	1,074	2,265	3,182
Interest on deposits at other banks	227	55	474	139
Dividend income	282	167	803	367
Total interest and dividend income	20,037	14,972	56,835	39,135
Interest expense:
Interest on deposits	5,390	608	12,348	1,168
Interest on borrowings	1,289	775	3,668	1,683
Total interest expense	6,679	1,383	16,016	2,851
Net interest income	13,358	13,589	40,819	36,284
(Release) provision for credit losses	(504)	550	1,568	1,300
Net interest income after (release) provision for credit losses	13,862	13,039	39,251	34,984
Other income:
Trust and investment services income	663	680	2,122	1,979
Service fees	1,382	791	3,404	2,063
Commissions	917	941	2,729	2,762
(Losses) gains on the sale of debt securities, net	—	—	(1,364)	139
(Losses) gains on equity securities, net	(103)	9	(405)	(129)
Gains on sale of mortgages	180	186	506	1,249
Earnings on bank-owned life insurance	245	242	708	667
Other income	271	331	931	1,145
Total other income	3,555	3,180	8,631	9,875
Operating expenses:
Salaries and employee benefits	7,350	6,607	22,706	19,826
Occupancy	833	713	2,429	2,125
Equipment	327	312	996	913
Advertising & marketing	387	259	1,074	833
Computer software & data processing	1,798	1,727	5,277	4,251
Shares tax	252	351	851	1,053
Professional services	922	720	2,428	1,983
Other expense	1,164	824	2,838	2,614
Total operating expenses	13,033	11,513	38,599	33,598
Income before income taxes	4,384	4,706	9,283	11,261
Provision for federal income taxes	771	697	1,432	1,503
Net income	3,613	4,009	7,851	9,758
Earnings per share of common stock	0.64	0.71	1.39	1.74
Cash dividends paid per share	0.17	0.17	0.51	0.51
Weighted average shares outstanding	5,647,965	5,611,279	5,640,214	5,597,301

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Net income	3,613	4,009	7,851	9,758
Other comprehensive (loss) income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized losses arising during the period	(14,528)	(23,500)	(6,971)	(74,319)
Income tax effect	3,051	4,935	1,464	15,607
	(11,477)	(18,565)	(5,507)	(58,712)
Losses (gains) recognized in earnings	—	—	1,364	(139)
Income tax effect	—	—	(286)	29
	—	—	1,078	(110)
Other comprehensive loss, net of tax	(11,477)	(18,565)	(4,429)	(58,822)
Comprehensive (Loss) Income	(7,864)	(14,556)	3,422	(49,064)

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288
Net income	—	—	3,191	—	—	3,191
Other comprehensive loss net of tax	—	—	—	(23,739)	—	(23,739)
Treasury stock issued - 11,196 shares	—	24	—	—	224	248
Cash dividends paid, $0.17 per share	—	—	(949)	—	—	(949)
Balances, March 31, 2022	574	4,544	134,098	(20,298)	(2,879)	116,039
Net income	—	—	2,558	—	—	2,558
Other comprehensive loss net of tax	—	—	—	(16,518)	—	(16,518)
Treasury stock purchased - 3,000 shares	—	—	—	—	(53)	(53)
Treasury stock issued - 18,418 shares	—	(42)	—	—	368	326
Cash dividends paid, $0.17 per share	—	—	(951)	—	—	(951)
Balances, June 30, 2022	574	4,502	135,705	(36,816)	(2,564)	101,401
Net income	—	—	4,009	—	—	4,009
Other comprehensive loss net of tax	—	—	—	(18,565)	—	(18,565)
Treasury stock issued - 14,575 shares	—	(27)	—	—	291	264
Cash dividends paid, $0.17 per share	—	—	(954)	—	—	(954)
Balances, September 30, 2022	574	4,475	138,760	(55,381)	(2,273)	86,155

Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999
Net income	—	—	1,797	—	—	1,797
Other comprehensive loss net of tax	—	—	—	(611)	—	(611)
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 12,431 shares	—	—	—	—	(168)	(168)
Treasury stock issued - 20,692 shares	—	(97)	—	—	358	261
Cash dividends paid, $0.17 per share	—	—	(959)	—	—	(959)
Balances, June 30, 2023	574	4,259	144,380	(41,244)	(1,635)	106,334
Net income	—	—	3,613	—	—	3,613
Other comprehensive loss net of tax	—	—	—	(11,477)	—	(11,477)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 8,800 shares	—	—	—	—	(125)	(125)
Treasury stock issued - 5,763 shares	—	(39)	—	—	139	100
Cash dividends paid, $0.17 per share	—	—	(960)	—	—	(960)
Balances, September 30, 2023	574	4,237	147,033	(52,721)	(1,621)	97,502

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net income	7,851	9,758
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,512	3,854
Increase in interest receivable	(483)	(1,254)
Increase in interest payable	1,501	526
Provision for credit losses	1,568	1,300
Losses (gain) on the sale of debt securities, net	1,364	(139)
Losses on equity securities, net	405	129
Gains on sale of mortgages	(506)	(1,249)
Loans originated for sale	(23,149)	(28,164)
Proceeds from sales of loans	28,501	27,476
Earnings on bank-owned life insurance	(708)	(667)
Depreciation of premises and equipment and amortization of software	1,488	1,207
Deferred income tax	(282)	(83)
Amortization of deferred fees on subordinated debt	120	76
Stock-based compensation expense	46	—
Other assets and other liabilities, net	1,635	2,459
Net cash provided by operating activities	22,863	15,229

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	26,660	35,605
Proceeds from sales	61,089	8,575
Purchases	(6,982)	(123,852)
Equity securities
Proceeds from sales	—	151
Purchases	(328)	(249)
Purchase of regulatory bank stock	(2,398)	(974)
Redemptions of regulatory bank stock	785	457
Proceeds from bank-owned life insurance	2,078	—
Net increase in loans	(144,729)	(193,735)
Purchases of premises and equipment, net	(1,191)	(1,106)
Purchase of computer software	(499)	(141)
Net cash used for investing activities	(65,515)	(275,269)
Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(104,636)	123,598
Net increase (decrease) in time deposits	126,668	(3,962)
Proceeds from short-term borrowings	—	15,000
Repayments of short-term debt	(16,000)	—
Proceeds from long-term debt	46,989	19,600
Repayments of long-term debt	(6,500)	—
Dividends paid	(2,876)	(2,854)
Proceeds from sale of treasury stock	634	838
Treasury stock purchased	(440)	(53)
Net cash provided by financing activities	43,839	152,167
Increase (decrease) in cash and cash equivalents	1,187	(107,873)
Cash and cash equivalents at beginning of period	37,572	158,449
Cash and cash equivalents at end of period	38,759	50,576
Supplemental disclosures of cash flow information:
Interest paid	14,514	2,325
Income taxes paid	1,375	1,200
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(5,607)	(74,458)
Recognition of lease operating right-of-use assets	—	2,811
Recognition of operating lease liabilities	—	2,811

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the third quarter of 2023, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Accrued interest receivable on available-for-sale debt securities totaled $3,757,000 at September 30, 2023, and is included within Other Assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $3,282,000 at September 30, 2023, and was reported in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan that considers historical loss experience, current conditions, and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period. The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $1,218,000 as of September 30, 2023, and $1,017,000 as of December 31, 2022. As the unadvanced portion of lines of credit increases, this allowance will increase.

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

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at September 30, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
September 30, 2023
U.S. treasuries	19,862	—	(2,319)	—	17,543
U.S. government agencies	19,400	—	(2,464)	—	16,936
U.S. agency mortgage-backed securities	45,121	—	(5,163)	—	39,958
U.S. agency collateralized mortgage obligations	22,359	—	(2,723)	—	19,636
Non-agency MBS/CMO	56,213	18	(4,323)	—	51,908
Asset-backed securities	68,328	17	(1,375)	—	66,970
Corporate bonds	61,262	—	(7,758)	—	53,504
Obligations of states and political subdivisions	212,343	—	(40,646)	—	171,697
Total securities available for sale	504,888	35	(66,771)	—	438,152

The amortized cost, gross unrealized gains and losses, and approximate fair value of investment securities held at December 31, 2022, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
U.S. Treasuries	35,737	—	(3,080)	32,657
U.S. government agencies	27,605	—	(2,818)	24,787
U.S. agency mortgage-backed securities	49,939	—	(4,632)	45,307
U.S. agency collateralized mortgage obligations	30,193	—	(2,703)	27,490
Non-agency MBS/CMO	53,900	—	(3,650)	50,250
Asset-backed securities	76,110	16	(2,892)	73,234
Corporate bonds	76,685	10	(7,064)	69,631
Obligations of states and political subdivisions	240,102	10	(34,326)	205,786
Total securities available for sale	590,271	36	(61,165)	529,142

The amortized cost and fair value of securities available for sale at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	3,214	3,116
Due after one year through five years	105,253	93,781
Due after five years through ten years	64,468	52,885
Due after ten years	331,953	288,370
Total debt securities	504,888	438,152

Securities available for sale with a par value of $119,215,000 and $116,179,000 at September 30, 2023, and December 31, 2022, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $106,154,000 at September 30, 2023, and $107,071,000 at December 31, 2022.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Proceeds from sales	—	—	61,089	8,575
Gross realized gains	—	—	4	139
Gross realized losses	—	—	(1,368)	—

Information pertaining to securities with gross unrealized losses at September 30, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2023
U.S. Treasuries	—	—	17,543	(2,319)	17,543	(2,319)
U.S. government agencies	—	—	16,936	(2,464)	16,936	(2,464)
U.S. agency mortgage-backed securities	—	—	39,958	(5,163)	39,958	(5,163)
U.S. agency collateralized mortgage obligations	—	—	19,636	(2,723)	19,636	(2,723)
Non-Agency MBS/CMO	6,775	(73)	42,102	(4,250)	48,877	(4,323)
Asset-backed securities	2,810	(24)	60,928	(1,351)	63,738	(1,375)
Corporate bonds	—	—	53,504	(7,758)	53,504	(7,758)
Obligations of states & political subdivisions	515	(19)	171,152	(40,627)	171,667	(40,646)

Total temporarily impaired securities	10,100	(116)	421,759	(66,655)	431,859	(66,771)

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

In the debt security portfolio there were 322 positions carrying unrealized losses as of September 30, 2023.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first nine months of 2023 or other-than-temporary impairment in 2022.

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

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2023 and December 31, 2022.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2023
CRA-qualified mutual funds	7,622	—	—	7,622
Bank stocks	1,736	17	(334)	1,419
Total equity securities	9,358	17	(334)	9,041

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
CRA-qualified mutual funds	7,345	—	—	7,345
Bank stocks	1,685	162	(74)	1,773
Total equity securities	9,030	162	(74)	9,118

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2023 and 2022, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2023 and 2022.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$

Net (losses) gains recognized in equity securities during the period	(103)	9	(405)	(129)

Less: Net gains realized on the sale of equity securities during the period	—	—	—	51

Unrealized gains (losses) recognized in equity securities held at reporting date	(103)	9	(405)	(180)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5.	Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2023 (in thousands):

September 30,
2023
$

Agriculture	248,540
Business Loans	351,319
Consumer	6,516
Home Equity	105,593
Non-Owner Occupied Commercial Real Estate	133,454
Residential Real Estate (a)	487,833

Gross loans prior to deferred costs	1,333,255

Deferred loan costs, net	2,342
Allowance for credit losses	(16,349)
Total net loans (b)	1,319,248

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $298,899,000 as of September 30, 2023.
(b)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2023 (in thousands):

	September 30, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$248,066	$474	$—	$—	$474	$248,540
Business Loans	351,196	—	5	118	123	351,319
Consumer	6,486	—	13	17	30	6,516
Home Equity	105,352	121	120	—	241	105,593
Non-Owner Occupied CRE	133,454	—	—	—	—	133,454
Residential Real Estate	486,406	718	13	696	1,427	487,833
Total (a)	$1,330,960	$1,313	$151	$831	$2,295	$1,333,255

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the classes of the loan portfolio summarized by the past-due status as of December 31, 2022 (in thousands):

	December 31, 2022
							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	554	554	210,269	210,823	—
Agriculture mortgages	—	—	2,787	2,787	218,380	221,167	—
Construction	—	—	—	—	86,793	86,793	—
Consumer real estate
1-4 family residential mortgages	905	—	447	1,352	408,949	410,301	139
Home equity loans	17	—	339	356	11,581	11,937	—
Home equity lines of credit	165	16	—	181	98,168	98,349	—
Commercial and industrial
Commercial and industrial	—	—	190	190	87,338	87,528	—
Tax-free loans	—	—	—	—	28,664	28,664	—
Agriculture loans	—	—	—	—	27,122	27,122	—
Consumer	9	5	30	44	5,725	5,769	30
Total	1,096	21	4,347	5,464	1,182,989	1,188,453	169

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2023, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$959	$—	$959	$—	$959
Business Loans	1,857	—	1,857	—	1,857
Consumer Loans	—	—	—	17	17
Home Equity	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	696	696
Total (a)	$2,816	$—	$2,816	$713	$3,529

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2023 and December 31, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of September 30, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$35,509	$43,270	$50,135	$20,372	$15,293	$61,641	$17,305	$—	$243,525
Special Mention	63	28	578	—	182	1,173	153	—	2,177
Substandard	—	—	—	730	303	1,805	—	—	2,838
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,572	$43,298	$50,713	$21,102	$15,778	$64,619	$17,458	$—	$248,540

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$32,457	$103,772	$68,985	$38,030	$16,715	$47,291	$37,831	$—	$345,081
Special Mention	—	—	—	—	—	272	—	—	272
Substandard	3,172	1,459	—	281	—	881	173	—	5,966
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,629	$105,231	$68,985	$38,311	$16,715	$48,444	$38,004	$—	$351,319

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$21,065	$47,016	$27,326	$13,014	$7,797	$13,410	$490	$—	$130,118
Special Mention	—	643	—	—	—	—	—	—	643
Substandard	—	—	—	—	2,386	307	—	—	2,693
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,065	$47,659	$27,326	$13,014	$10,183	$13,717	$490	$—	$133,454

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$89,031	$194,058	$146,446	$71,416	$39,805	$122,342	$55,626	$—	$718,724
Special Mention	63	671	578	—	182	1,445	153	—	3,092
Substandard	3,172	1,459	—	1,011	2,689	2,993	173	—	11,497
Doubtful	—	—	—	—	—	—	—	—	—
Total (a)	$92,266	$196,188	$147,024	$72,427	$42,676	$126,780	$55,952	$—	$733,313

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,820	$1,279	$458	$220	$41	$4	$1,677	$—	$6,499
Nonperforming	—	17	—	—	—	—	—	—	17
Total	$2,820	$1,296	$458	$220	$41	$4	$1,677	$—	$6,516

Consumer
Current period gross charge-offs	$—	$30	$7	$1	$1	$2	$—	$—	$41

Home equity
Payment Performance
Performing	$5,189	$19,185	$1,084	$602	$566	$1,967	$74,598	$2,402	$105,593
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,189	$19,185	$1,084	$602	$566	$1,967	$74,598	$2,402	$105,593

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$101,537	$154,677	$107,045	$44,636	$32,391	$46,851	$—	$—	$487,137
Nonperforming	—	239	359	—	—	98	—	—	696
Total	$101,537	$154,916	$107,404	$44,636	$32,391	$46,949	$—	$—	$487,833

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$109,546	$175,141	$108,587	$45,458	$32,998	$48,822	$76,275	$2,402	$599,229
Nonperforming	—	256	359	—	—	98	—	—	713
Total (a)	$109,546	$175,397	$108,946	$45,458	$32,998	$48,920	$76,275	$2,402	$599,942

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2022 in accordance with ASC 310 (in thousands):

December 31, 2022	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	409,854	11,598	98,349	5,739	525,540
Non-performing	447	339	—	30	816

Total	410,301	11,937	98,349	5,769	526,356

As of December 31, 2022, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired.

Information with respect to impaired loans for the three and nine months ended September 30, 2022, in accordance with ASC 310 is as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2022	2022
	$	$

Average recorded balance of impaired loans	5,028	4,012
Interest income recognized on impaired loans	5	19

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,666	—	—	(290)	3,376
Business Loans	3,449	—	—	(432)	3,017
Consumer Loans	357	(26)	3	33	367
Home Equity	2,339	—	—	(26)	2,313
Non-Owner Occupied CRE	943	—	—	(30)	913
Residential Real Estate	6,079	—	—	284	6,363

Total (a)	$16,833	$(26)	$3	$(461)	$16,349

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2023 (in thousands):

		Impact of
	Beginning	adopting			Provisions	Ending
	Balance	ASC 326	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Commercial Real Estate	$6,074	$(6,074)	$—	$—	$—	$—
Consumer Real Estate	5,442	(5,442)	—	—	—	—
Commercial & Industrial	2,151	(2,151)	—	—	—	—
Consumer	67	(67)	—	—	—	—
Agriculture	—	3,537	—	71	(232)	3,376
Business Loans	—	3,382	—	8	(373)	3,017
Consumer Loans	—	250	(41)	3	155	367
Home Equity	—	2,129	—	—	184	2,313
Non-Owner Occupied CRE	—	875	—	—	38	913
Residential Real Estate	—	4,658	—	8	1,697	6,363
Unallocated	417	(417)	—	—	—	—

Total (a)	$14,151	$680	$(41)	$90	$1,469	$16,349

(a)	Refer to Note 1, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

During the nine months ended September 30, 2023, management charged off $41,000 in loans while recovering $90,000 and added $1,469,000 to the provision for credit losses related to loans and added $99,000 to the provision for off-balance sheet credit exposure for a combined provision of $1,568,000.

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

The following table details activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2022:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2021	6,263	3,834	2,112	87	635	12,931

Charge-offs	(65)	—	—	(1)	—	(66)
Recoveries	—	3	10	1	—	14
Provision	(90)	41	193	(16)	(28)	100

Balance - March 31, 2022	6,108	3,878	2,315	71	607	12,979

Charge-offs	—	—	(41)	—	—	(41)
Recoveries	2	3	12	1	—	18
Provision	(239)	834	255	(28)	(172)	650

Balance - June 30, 2022	5,871	4,715	2,541	44	435	13,606

Charge-offs	—	—	(18)	(15)	—	(33)
Recoveries	10	3	13	1	—	27
Provision	529	108	(109)	34	(12)	550

Balance - September 30, 2022	6,410	4,826	2,427	64	423	14,150

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

During the nine months ended September 30, 2022, management charged off $140,000 in loans while recovering $59,000 and added $1,300,000 to the provision. The unallocated portion of the allowance decreased from 4.9% of total reserves as of December 31, 2021, to 3.0% as of September 30, 2022.

During the nine months ended September 30, 2022, net provision expense was recorded for all sectors except the consumer sector where a small credit provision was recorded. The provision expense for the commercial real estate, consumer real estate, and commercial and industrial sectors was primarily related to growth in those sectors of the loan portfolio through September 30, 2022, while the credit provision in the consumer sector was primarily related to declining qualitative factors in several areas since September 30, 2021

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of September 30, 2023:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2023:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	—	—	—
Ending balance: collectively evaluated	3,376	3,017	367	2,313	913	6,363	16,349

Loans receivable:
Ending balance	248,540	351,319	6,516	105,593	133,454	487,833	1,333,255
Ending balance: individually evaluated	2,463	754	—	—	—	—	3,217
Ending balance: collectively evaluated	246,077	350,565	6,516	105,593	133,454	487,833	1,330,038

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2023
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	17,543	—	—	17,543
U.S. government agencies	—	16,936	—	16,936
U.S. agency mortgage-backed securities	—	39,958	—	39,958
U.S. agency collateralized mortgage obligations	—	19,636	—	19,636
Non-agency MBS/CMO	—	51,908	—	51,908
Asset-backed securities	—	66,970	—	66,970
Corporate bonds	—	53,504	—	53,504
Obligations of states & political subdivisions	—	171,697	—	171,697
Equity securities	9,041	—	—	9,041

Total securities	26,584	420,609	—	447,193

On September 30, 2023, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,217	$3,217
Total	$—	$—	$3,217	$3,217

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$4,620	$4,620
Total	$—	$—	$4,620	$4,620

The Corporation had a total of $3,217,000 of individually analyzed loans as of September 30, 2023 and $4,620,000 of impaired loans as of December 31, 2022. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,217	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,620	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2023
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	38,759	38,759	38,759	—	—
Regulatory stock	8,283	8,283	8,283	—	—
Loans held for sale	1,081	1,081	1,081	—	—
Loans, net of allowance	1,319,248	1,233,701	—	—	1,233,701
Mortgage servicing assets	2,121	2,923	—	—	2,923
Accrued interest receivable	7,039	7,039	7,039	—	—
Bank owned life insurance	35,415	35,415	35,415	—	—

Financial Liabilities:
Demand deposits	583,145	583,145	583,145	—	—
Interest-bearing demand deposits	236,243	236,243	236,243	—	—
NOW accounts	99,368	99,368	99,368	—	—
Money market deposit accounts	157,684	157,684	157,684	—	—
Savings accounts	324,053	324,053	324,053	—	—
Time deposits	260,497	256,515	—	—	256,515
Total deposits	1,660,990	1,657,008	1,400,493	—	256,515

Long-term debt	98,528	96,459	—	—	96,459
Subordinated debt	39,516	33,473	—	—	33,473
Accrued interest payable	2,099	2,099	2,099	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2023, firm loan commitments were $100.1 million, unused lines of credit were $510.6 million, and open letters of credit were $17.0 million. The total of these commitments was $627.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2022	(48,292)
Other comprehensive loss before reclassifications	7,335
Amount reclassified from accumulated other comprehensive income (loss)	324
Period change	7,659

Balance at March 31, 2023	(40,633)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive income (loss)	754
Period change	(611)

Balance at June 30, 2023	(41,244)
Other comprehensive loss before reclassifications	(11,477)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(11,477)

Balance at September 30, 2023	(52,721)

Balance at December 31, 2021	3,441
Other comprehensive loss before reclassifications	(23,629)
Amount reclassified from accumulated other comprehensive income (loss)	(110)
Period change	(23,739)

Balance at March 31, 2022	(20,298)
Other comprehensive loss before reclassifications	(16,518)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(16,518)

Balance at June 30, 2022	(36,816)
Other comprehensive loss before reclassifications	(18,565)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(18,565)

Balance at September 30, 2022	(55,381)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

Amount Reclassified from
Accumulated Other Comprehensive
Income (Loss)
For the Three Months
Ended September 30,
	2023	2022	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities (losses) gains, reclassified into earnings	—	—	(Losses) gains on the sale of debt securities, net
Related income tax benefit (expense)	—	—	Benefit/(Provision) for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	—	—

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	National, regional and local economic conditions
●	Interest rate and monetary policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Continuing and future banking instability caused by recent bank failure and continuous financial uncertainty of various banks which may adversely impact the corporation and its securities values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations
●	Health of the housing market
●	Volatility of the securities markets including the valuation of securities
●	Real estate valuations and its impact on the loan portfolio
●	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
●	Political changes and their impact on new laws and regulations
●	Competitive forces
●	Impact of mergers and acquisition activity in the local market and the effects thereof
●	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Changes in customer behavior impacting deposit levels and loan demand
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operational, legal, and reputational risk
●	Results of the regulatory examination and supervision process
●	The impact of new laws and regulations
●	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
●	Effects of economic conditions particularly with regard to any pandemic, epidemic, or health-related crisis (such as COVID-19) and government and business responses thereto, specifically the effect on loan customers to repay loans

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
●	Local market area disruptions due to flooding, severe weather, or other natural disasters
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	Business and competitive disruptions caused by new market and industry entrants

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

Results of Operations

Overview

The Corporation recorded net income of $3,613,000 for the three-month period ended September 30, 2023, a $396,000, or 9.9% decrease from the three months ended September 30, 2022. Net income for the nine-month period was $7,851,000, a $1,907,000, or 19.5% decrease from earnings in the nine-month period ended September 30, 2022. The earnings per share, basic and diluted, were $0.64 for the three months ended September 30, 2023, compared to $0.71 for the same period in 2022, and for the year-to-date period, earnings per share were $1.39 compared to $1.74 in 2022.

The Corporation’s net interest income (NII) decreased by $231,000, or 1.7%, and increased by $4,535,000, or 12.5%, for the three and nine months ended September 30, 2023, compared to the same periods in 2022. The decrease in NII for the quarter can be attributed to higher costs associated with deposits and borrowings. Interest on deposits increased by $4,782,000 for the three months ended September 30, 2023, and interest on borrowings increased by $514,000, partially offset by an increase in interest and dividend income of $5,065,000, or 33.8%, compared to the three months ended September 30, 2022. The increase in NII for the year-to-date period primarily resulted from an increase in interest and fees on loans of $15,183,000, or 51.7%, and an increase in interest on securities available-for-sale of $1,746,000, or 18.8%, compared to the nine months ended September 30, 2022. Offsetting these increases, interest expense on deposits and borrowings increased by $13,165,000, or 461.8%, for the nine months ended September 30, 2023, compared to the same period in the prior year.

The Corporation recorded a reversal of provision for credit losses of $504,000 in the third quarter of 2023, and provision expense of $1,568,000 for the year-to-date period, compared to expense of $550,000 in the third quarter of 2022 and a year-to-date provision of $1,300,000 through September 30, 2022. The Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023. This standard implements a methodology that reflects credit losses that are expected to occur over the remaining life of the financial asset. The current expected credit loss model (CECL) is based on possible economic scenarios as well as qualitative factors specific to the Corporation. Due to the subjective methodology of the CECL standard, provision expense is currently more volatile than historical experience. The allowance as a percentage of total loans was 1.22% as of September 30, 2023, 1.19% as of December 31, 2022, and 1.27% as of September 30, 2022.

Other income was higher for the quarter but lower for the nine months ended September 30, 2023, compared to the prior year primarily as a result of fluctuations in service fees, mortgage gains, and losses on the sale of securities. Service fees were higher by $591,000, or 74.7% for the quarter primarily related to fees generated on an off-balance sheet sweep account. Conversely, gains from the sale of mortgages were lower by $6,000, or 3.2% for the quarter, and lower by $743,000, or 59.5% for the year-to-date period compared to the same period in the prior year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The decrease in mortgage gains can be primarily attributed to the rapid rise in mortgage rates during the first nine months of 2023 which has caused customer activity to shift from fixed-rate mortgages that were sold on the secondary market, to adjustable rate mortgages held on the Corporation’s balance sheet. The Corporation recorded $103,000 of losses on securities transactions for the three months ended September 30, 2023, and $1,769,000 for the nine months ended September 30, 2023, compared to gains of $9,000 and $10,000 for the three and nine months ended September 30, 2022, respectively. The losses recorded in 2023 were primarily losses related to strategic sales of investments in the available-for-sale category in order to fund more profitable loan growth. The lower yields on the securities portfolio provided opportunities to sell at losses and still recover the loss within a twelve-month period due to the ability to reinvest in much higher yielding assets. Outside of mortgage and security gains and losses, other non-interest income increased by $493,000, or 16.5%, and $1,278,000, or 14.8%, for the three and nine months ended September 30, 2023. Operating expenses increased by $1,520,000, or 13.2%, and $5,001,000, or 14.9%, for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. This increase can be primarily attributed to the rising cost of salaries and employee benefits as well as increased investments in technology and software.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the quarter-to-date period and the year-to-date period ended September 30, 2023, compared to the same periods in the prior year, due to lower earnings in 2023.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Return on Average Assets	0.75%	0.89%	0.56%	0.75%
Return on Average Equity	13.68%	15.63%	10.11%	11.49%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for loan losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2023, NII generated 82.5% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 78.6% in the first nine months of 2022. This increase is a result of higher levels of NII in the first nine months of 2023 as well as lower non-interest income compared to 2022. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $135,000 for the three months ended September 30, 2023, and $491,000 for the nine months ended September 30, 2023, compared to $314,000 and $934,000 for the same periods in 2022.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Total interest income	20,037	14,972	56,835	39,135
Total interest expense	6,679	1,383	16,016	2,851

Net interest income	13,358	13,589	40,819	36,284
Tax equivalent adjustment	135	314	491	934

Net interest income (fully taxable equivalent)	13,493	13,903	41,310	37,218

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2022, asset yields increased dramatically with the Federal Reserve rate movements, but liability costs were still low due to the slower increase in deposit rates. In the first nine months of 2023, interest rates on deposits increased more dramatically as a result of competitive pressure and the desire to retain existing deposits and attract new ones to add to the Corporation’s liquidity position. While higher market rates have helped the Corporation’s asset yields, the higher cost of funds has put pressure on the NIM causing slight compression. Management believes that compression will continue the higher cost of liabilities without a similar-sized increase in asset yield.

Despite the increase in assets yields, the Corporation’s net interest margin for the third quarter of 2023 declined to 2.89%, from 3.19% for the third quarter of 2022. The decline was driven entirely by the rapid increase in the cost of funds which resulted in a faster increase in interest expense that more than offset the increasing asset yields and interest income. However, for the year-to-date period, as a result of a larger balance sheet and improved asset yields, the Corporation’s NII and net interest margin on a tax equivalent basis increased. The Corporation’s margin increased to 2.99% for the year-to-date period ended September 30, 2023, compared to 2.96% for the year-to-date period in 2022. The Corporation’s NII on a fully-taxable-equivalent basis for the three months ended September 30, 2023, decreased from the same period in 2022 by $410,000, or 2.9%, but for the nine months ended September 30, 2023, NII increased by $4,092,000, or 11.0%.

The Corporation’s overall cost of funds has risen significantly through the first nine months of 2023. Core deposit interest rates have risen over the past year; however, time deposit rates have risen to higher levels and more quickly than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $4,782,000 for the quarter and $11,181,000 for the nine months ended September 30, 2023, compared to the same periods in the prior year. The average balance of borrowings was higher in the first nine months of 2023 compared to 2022, and interest rates were also higher, resulting in the total cost of borrowings increasing by $514,000, or 66.3%, and $1,984,000, or 117.9%, for the three and nine months ended September 30, 2023, compared to the same periods in 2022.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	37	136	173	(126)	461	335

Securities available for sale:
Taxable	(523)	833	310	(617)	3,512	2,895
Tax-exempt	(280)	(252)	(532)	(756)	(656)	(1,412)
Total securities	(803)	581	(222)	(1,373)	2,856	1,483

Loans	2,691	2,194	4,885	8,908	6,327	15,235
Regulatory stock	38	12	50	95	109	204

Total interest income	1,963	2,923	4,886	7,504	9,753	17,257

INTEREST EXPENSE

Deposits:
Demand deposits	74	2,955	3,029	164	7,748	7,912
Savings deposits	(2)	67	65	(3)	194	191
Time deposits	298	1,390	1,688	458	2,620	3,078
Total deposits	370	4,412	4,782	619	10,562	11,181

Borrowings:
Total borrowings	310	204	514	1,394	590	1,984

Total interest expense	680	4,616	5,296	2,013	11,152	13,165

NET INTEREST INCOME	1,283	(1,693)	(410)	5,491	(1,399)	4,092

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables show a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2023			2022
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,715	227	3.97	15,294	55	1.42

Securities available for sale:
Taxable	359,965	3,030	3.37	434,872	2,720	2.50
Tax-exempt	157,807	804	2.04	206,493	1,336	2.59
Total securities (d)	517,772	3,834	2.96	641,365	4,056	2.53

Loans (a)	1,317,484	15,959	4.83	1,078,955	11,074	4.10

Regulatory stock	8,114	152	7.48	6,032	101	6.71

Total interest earning assets	1,866,085	20,172	4.32	1,741,646	15,286	3.51

Non-interest earning assets (d)	41,128			52,736

Total assets	1,907,213			1,794,382

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	497,850	3,449	2.75	431,947	420	0.39
Savings deposits	332,615	83	0.10	371,063	19	0.02
Time deposits	221,755	1,858	3.32	112,188	169	0.60
Borrowed funds	136,812	1,289	3.74	101,450	775	3.03
Total interest bearing liabilities	1,189,032	6,679	2.23	1,016,648	1,383	0.54

Non-interest bearing liabilities:

Demand deposits	602,012			668,287
Other	11,369			7,690

Total liabilities	1,802,413			1,692,625

Stockholders' equity	104,800			101,757

Total liabilities & stockholders' equity	1,907,213			1,794,382

Net interest income (FTE)		13,493			13,903

Net interest spread (b)			2.09			2.97
Effect of non-interest bearing deposits			0.80			0.22
Net yield on interest earning assets (c)			2.89			3.19

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter-to-date average balances include net deferred loan costs of $2,426,000 as of September 30, 2023, and $2,360,000 as of September 30, 2022. Such fees and costs recognized through income and included in the interest amounts totaled ($92,000) in 2023, and $92,000 in 2022.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2023			2022
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	18,777	474	3.38	45,260	139	0.41

Securities available for sale:
Taxable	379,437	9,120	3.20	417,802	6,225	1.98
Tax-exempt	160,783	2,563	2.13	203,711	3,975	2.60
Total securities (d)	540,220	11,683	2.88	621,513	10,200	2.19

Loans (a)	1,274,727	44,733	4.68	1,002,612	29,498	3.93

Regulatory stock	7,734	436	7.53	5,742	232	5.38

Total interest earning assets	1,841,458	57,326	4.15	1,675,127	40,069	3.19

Non-interest earning assets (d)	43,137			64,565

Total assets	1,884,595			1,739,692

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	488,441	8,498	2.33	397,487	586	0.20
Savings deposits	345,160	246	0.10	364,704	55	0.03
Time deposits	179,235	3,605	2.69	113,366	527	0.62
Borrowed funds	133,655	3,667	3.67	79,923	1,683	2.82
Total interest bearing liabilities	1,146,491	16,016	1.87	955,480	2,851	0.40

Non-interest bearing liabilities:

Demand deposits	623,384			663,950
Other	10,875			6,705

Total liabilities	1,780,750			1,626,135

Stockholders' equity	103,845			113,557

Total liabilities & stockholders' equity	1,884,595			1,739,692

Net interest income (FTE)		41,310			37,218

Net interest spread (b)			2.29			2.79
Effect of non-interest bearing deposits			0.70			0.17
Net yield on interest earning assets (c)			2.99			2.96

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,541,000 as of September 30, 2023, and $2,238,000 as of September 30, 2022.  Such fees and costs recognized through income and included in the interest amounts totaled $(260,000) in 2023, and $54,000 in 2022.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $123.6 million, or 19.3%, for the three months ended September 30, 2023, and $81.3 million, or 13.1%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The tax equivalent yield on investments increased by 43 basis points for the quarter-to-date period and 69 basis points for the year-to-date period when comparing both years. As a result of the declining balances, interest income on securities decreased by $222,000, or 5.5%, for the three months ended September 30, 2023, compared to the same period in 2022. For the year-to-date period, as a result of the higher yields on securities, interest income increased by $1,483,000, or 14.5%, compared to 2022.

Average balances on loans increased by $238.5 million, or 22.1%, for the three months ended September 30, 2023, and $272.1 million, or 27.1%, for the nine months ended September 30, 2023, compared to the same periods in the prior year. Loan yields increased by 73 basis points for the quarter, and 75 basis points for the year-to-date period and loan interest income increased by $4,885,000, or 44.1%, and $15,235,000, or 51.6%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $137.0 million, or 15.0%, and $137.3 million, or 15.7%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. Interest-bearing deposits increased as rates increased due to funds shifting from non-interest earning accounts to interest earning accounts due to the rapid increase in market rates. The average balance of savings accounts decreased as funds moved into higher-yielding accounts. The interest rate paid on all interest-bearing deposits increased significantly for both time periods. The average rate on interest-bearing deposits increased by 177 basis points for the quarter ended September 30, 2023, and 145 basis points for the year-to-date period, compared to the same periods in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $4,782,000, for the three months ended September 30, 2023, and $11,181,000, for the nine months ended September 30, 2023, compared to the same periods in 2022.

The Corporation’s average balance on borrowed funds increased by $35.4 million, or 34.9%, for the three months ended September 30, 2023, and $53.7 million, or 67.2%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 71 basis points for the three months ended September 30, 2023, and 85 basis points for the nine months ended September 30, 2023, compared to the same periods in the prior year. This increase in rate can be attributed to initiating higher-rate FHLB advances in late 2022 and throughout 2023 as well as the issuance of subordinated debt in July of 2022.

For the three months ended September 30, 2023, the net interest spread decreased by 88 basis points to 2.09%, compared to 2.97% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the net interest spread decreased by 50 basis points to 2.29%, compared to 2.79% for the nine months ended September 30, 2022. The effect of non-interest bearing funds increased to 80 basis points from 22 basis points for the three months ended September 30, 2023, and increased to 70 basis points from 17 basis points for the nine months ended September 30, 2023, compared to the same periods in 2022. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the third quarter of 2023 was 2.89%, compared to 3.19% for the third quarter of 2022. For the year-to-date period, the Corporation’s NIM was 2.99%, compared to 2.96% for the same period in 2022.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $1,469,000 for credit losses related to loans, $99,000 for unfunded commitments, and $0 related to available-for-sale debt securities for the first nine months of 2023, compared to $1,300,000 related to loans for the nine months ended September 30, 2022. The provision expense was higher in the first nine months of 2023 due to the Corporation’s adoption of ASU 2016-13 which requires a reliance on forward economic indicators to project expected credit losses as well as a higher balance of classified loans. As of September 30, 2023, the allowance as a percentage of total loans was 1.22%, compared to 1.27% at September 30, 2022. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2023 was $3,555,000, an increase of $375,000, or 11.8%, compared to the $3,180,000 earned during the third quarter of 2022. For the year-to-date period ended September 30, 2023, other income totaled $8,631,000, a decrease of $1,244,000, or 12.6%, compared to the same period in 2022. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	$	$	$	%

Trust and investment services	663	680	(17)	(2.5)
Service charges on deposit accounts	372	361	11	3.0
Other fees	1,010	430	580	>100%
Commissions	917	941	(24)	(2.6)
Net gains (losses) on debt and equity securities	(103)	9	(112)	>100%
Gains on sale of mortgages	180	186	(6)	(3.2)
Earnings on bank owned life insurance	245	242	3	1.2
Other miscellaneous income	271	331	(60)	(18.1)

Total other income	3,555	3,180	375	11.8

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
	$	$	$	%

Trust and investment services	2,122	1,979	143	7.2
Service charges on deposit accounts	1,003	987	16	1.6
Other fees	2,401	1,076	1,325	>100%
Commissions	2,729	2,762	(33)	(1.2)
Net gains (losses) on debt and equity securities	(1,769)	10	(1,779)	>100%
Gains on sale of mortgages	506	1,249	(743)	(59.5)
Earnings on bank owned life insurance	708	667	41	6.1
Other miscellaneous income	931	1,145	(214)	(18.7)

Total other income	8,631	9,875	(1,244)	(12.6)

Trust and investment services income decreased marginally for the quarter and increased for the year-to-date period as a result of a larger level of assets under management and higher fees. Other fees increased for both time periods driven by fees earned on an off-balance-sheet sweep product. The Corporation incurred $103,000 of losses on debt and equity securities in the third quarter of 2023, and $1,769,000 of losses for the year-to-date period as a result of strategic sales of debt securities from the available-for-sale portfolio to fund higher yielding loan growth and depreciation of bank stock values causing an unrealized loss on equity securities. Mortgage gains declined marginally for the quarter and by $743,000, or 59.5%, for the nine months ended September 30, 2023, compared to the same period in 2022. This was primarily a result of the rapid increase in interest rates during the last three quarters of 2022 that resulted in very low margins on mortgages sold and a switch to mortgages held on the Corporation’s balance sheet as opposed to sold on the secondary market. The miscellaneous income category was lower for the three and nine months ended September 30, 2023, as a result of non-recurring income items that impacted 2022.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the third quarter of 2023 were $13,033,000, an increase of $1,520,000, or 13.2%, compared to the $11,513,000 for the third quarter of 2022. For the year-to-date period ended September 30, 2023, operating expenses totaled $38,599,000, an increase of $5,001,000, or 14.9%, compared to the same period in 2022. The following table provides details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2023, compared to the same periods in 2022.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	7,350	6,607	743	11.2
Occupancy expenses	833	713	120	16.8
Equipment expenses	327	312	15	4.8
Advertising & marketing expenses	387	259	128	49.4
Computer software & data processing expenses	1,798	1,727	71	4.1
Shares tax	252	351	(99)	(28.2)
Professional services	922	720	202	28.1
Other operating expenses	1,164	824	340	41.3
Total Operating Expenses	13,033	11,513	1,520	13.2

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	22,706	19,826	2,880	14.5
Occupancy expenses	2,429	2,125	304	14.3
Equipment expenses	996	913	83	9.1
Advertising & marketing expenses	1,074	833	241	28.9
Computer software & data processing expenses	5,277	4,251	1,026	24.1
Bank shares tax	851	1,053	(202)	(19.2)
Professional services	2,428	1,983	445	22.4
Other operating expenses	2,838	2,614	224	8.6
Total Operating Expenses	38,599	33,598	5,001	14.9

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the third quarter of 2023, salaries and benefits increased $743,000, or 11.2%, and for the nine months ended September 30, 2023, salaries and benefits increased $2,880,000, or 14.5%, compared to the same periods in 2022. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees inclusive of costs related to merit increases and higher employee benefit expenses. Occupancy and equipment expenses in total increased by 13.2% for the quarter, and 12.7% for the year-to-date period, compared to the same periods in the prior year as a result of increased expenses to maintain buildings and normal costs to purchase and repair equipment. Advertising and marketing expenses increased by $128,000, or 49.4%, and $241,00, or 28.9%, for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. This was primarily a result of increased newspaper and television advertising as well as some direct mail campaigns. Computer software and data processing expenses increased by $71,000, or 4.1%, and $1,026,00, or 24.1%, for the three and nine months ended September 30, 2023, as a result of higher technology costs caused primarily by a debit card conversion that took place in the third quarter of 2023 that resulted in amortized contract costs. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has decreased due to the decline in the Corporation’s level of shareholders’ equity. Professional services expenses increased by 28.1% in the third quarter of 2023, and 22.4% for the year-to-date period compared to the prior year driven by higher fees associated with various third party support of strategic initiatives. Other operating expenses increased by $340,000, or 41.3%, and $224,000, or 8.6%, for the three and nine months ended September 30, 2023, compared to the same periods in the prior year due to largely to higher FDIC insurance costs.

Income Taxes

Federal income tax expense was $771,000 for the third quarter of 2023 compared to $697,000 for the same period in 2022. For the nine months ended September 30, 2023, the Corporation recorded Federal income tax expense of $1,432,000, compared to $1,503,000 for the nine months ended September 30, 2022. The effective tax rate for the Corporation was 15.4% for the nine months ended September 30, 2023, and 13.3% for the nine months ended September 30, 2022. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2023, the Corporation had $438.2 million of debt securities available for sale, which accounted for 23.0% of assets, compared to 28.5% as of December 31, 2022, and 30.7% as of September 30, 2022. Based on ending balances, the debt securities portfolio decreased 21.7% from September 30, 2022, and 17.2% from December 31, 2022.

The debt securities portfolio was showing a net unrealized loss of $66,736,000 as of September 30, 2023, compared to $61,129,000 as of December 31, 2022, and $70,102,000 as of September 30, 2022. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury sector decreased $15.1 million during the first nine months of 2023, resulting in a 46.3% decrease in this sector. This sector represents a safe credit, but carries a low yield due to the investments made in 2020 and 2021. As a result, some Treasuries were sold during the first half of the year to provide liquidity for much higher yielding loan growth. The Corporation’s U.S. government agency sector decreased by $7.9 million, or 31.7%, since December 31, 2022.

The Corporation’s U.S. agency MBS and CMO sectors have decreased since December 31, 2022, with MBS decreasing $5.3 million, or 11.8%, and CMOs decreasing $7.9 million, or 28.6%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $51.9 million as of September 30, 2023, or 11.6% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $50.3 million at December 31, 2022.

The Corporation’s asset-backed securities declined by $6.3 million, or 8.6%, from December 31, 2022, to September 30, 2023. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current rates-up environment, they have added to the overall yield increase for the portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2023, the fair value of the Corporation’s corporate bonds decreased by $16.1 million, or 23.2%, from balances at December 31, 2022. During the first half of 2023, some corporate bonds were sold to provide liquidity for loan growth. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. Municipal bonds represented 38.4% of the securities portfolio as of September 30, 2023, compared to 38.2% as of December 31, 2022.

Loans

Net loans outstanding increased by 19.9%, to $1,319.2 million at September 30, 2023, from $1,100.4 billion at September 30, 2022. Net loans increased by 12.1%, an annualized rate of 16.1%, from $1,177.0 million at December 31, 2022. The following table shows the composition of the loan portfolio as of September 30, 2023 and December 31, 2022.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,
	2023		2022
	$	%	$	%

Agriculture	248,540	18.6	238,734	20.1
Business Loans	351,319	26.4	336,340	28.3
Consumer	6,516	0.5	5,932	0.5
Home Equity	105,593	7.9	98,854	8.3
Non-Owner Occupied CRE	133,454	10.0	111,333	9.4
Residential Real Estate (a)	487,833	36.6	397,260	33.4

Total loans	1,333,255	100	1,188,453	100
Less:
Deferred loan costs, net	2,342		2,664
Allowance for credit losses	(16,349)		(14,151)
Total net loans (b)	1,319,248		1,176,966

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $298,899,000 as of September 30, 2023 and $298,375,000 as of December 31, 2022.

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

From December 31, 2022, the Agriculture Loan segment increased $9,806,000, or 4.1%, the Business Loan segment increased $14.978.000, of 4.5%, the Consumer Loan segment increased $584,000, or 9.8%, the Home Equity segment increased $6.739,000, or 6.8%, the Non-Owner Occupied segment increased $22,121,000, or 19.9%, and the Residential Real Estate segment increased $90,573,000, or 22.8% from December 31, 2022. The Agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In the third quarter of 2023, mortgage production decreased 18% from the previous quarter and was down 16% from the third quarter of 2022.  Purchase money origination constituted 96% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 44% of that mix.  With the continued elevated fixed interest rate environment, the percentage of mortgage originations placed in the Corporation’s held-for-investment mortgage portfolio remained high at 78%, 74% of which were adjustable rate mortgages.  As of September 30, 2023, ARM balances were $305.0 million, representing 63.4% of the 1-4 family residential loan portfolio of the Corporation.

The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30	December 31,	September 30
	2023	2022	2022
	$	$	$

Nonaccrual loans	2,816	4,178	4,505
Loans past due 90 days or more and still accruing	713	169	147
Total non-performing loans	3,529	4,347	4,652

Other real estate owned	—	—	—

Total non-performing assets	3,529	4,347	4,652

Non-performing assets to net loans	0.28%	0.31%	0.42%

The total balance of non-performing assets decreased by $1,123,000, or 18.8% from balances at September 30, 2022, and $818,000, or 18.8%, from balances at December 31, 2022 due to 3 loans that paid off. Non-accrual loans decreased by $1,689,000, or 37.5%, since September 30, 2022, and $1,362,000, or 32.6% since December 31, 2022. Loans past due 90 days or more and still accruing increased $566,000, or 384.7%, since September 30, 2022, and increased $544,000, or 321.6%, since December 31, 2022. This increase was primarily caused by the addition of two residential mortgages totaling $597,000.

There was no other real estate owned (OREO) as of September 30, 2023, December 31, 2022, or September 30, 2022.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of September 30, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

September 30,
2023
$

Loans charged-off:
Agriculture	—
Business Loans	—
Consumer Loans	41
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	—
Total loans charged-off	41

Recoveries of loans previously charged-off
Agriculture	71
Business Loans	8
Consumer Loans	3
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	8
Total recoveries	90

Net charge-offs (recoveries)
Agriculture	(71)
Business Loans	(8)
Consumer Loans	38
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	(8)
Total net charge-offs (recoveries)	(49)

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of September 30, 2022.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

September 30,
2022
$

Loans charged-off:
Commercial real estate	65
Consumer real estate	—
Commercial and industrial	59
Consumer	16
Total loans charged-off	140

Recoveries of loans previously charged-off
Commercial real estate	12
Consumer real estate	9
Commercial and industrial	35
Consumer	3
Total recoveries	59

Net charge-offs (recoveries)
Commercial real estate	53
Consumer real estate	(9)
Commercial and industrial	24
Consumer	13
Total net charge-offs (recoveries)	81

The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of September 30, 2023, there were $41,000 in charge-offs and $90,000 of recoveries, representing a net recovery position of $49,000 as show above. As of September 30, 2022, there were $140,000 in charge-offs and $59,000 in recoveries, representing a net charge-off position of $81,000.

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

The Corporation’s level of classified loans was $12.9 million on September 30, 2023, compared to $12.9 million on September 30, 2022. Total classified loans have decreased from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $0.7 million, or 2.8%, to $25.3 million as of September 30, 2023, from $24.6 million as of September 30, 2022. As of September 30, 2023, $567,000 was classified as construction or improvement in process compared to $664,000 as of September 30, 2022. Fixed assets increased as a result of new purchases outpacing depreciation on existing assets year over year.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $8.3 million of regulatory stock holdings as of September 30, 2023, consisted of $7.1 million of FHLB of Pittsburgh stock, $1.1 million of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $7.1 million on September 30, 2023, $5.6 million on December 31, 2022, and $5.2 million on September 30, 2022, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Deposits

The Corporation’s total ending deposits at September 30, 2023, increased by $22.0 million, or 1.3%, and by $29.1 million, or 1.8%, from December 31, 2022, and September 30, 2022, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed significantly since September 30, 2022, as customers have moved from non-interest bearing and low-interest bearing accounts into higher yielding checking accounts and time deposits. Since September 30, 2022, there has been a $87.4 million, or 13.0% decrease in non-interest bearing demand deposit accounts, a $59.9 million, or 34.0% increase in interest bearing demand balances, a $30.0 million, or 23.2% decrease in NOW balances, a $8.0 million, or 4.8% decrease in money market account balances, a $45.2 million, or 12.2% decrease in savings account balances, and a $139.8 million, or 115.9% increase in time deposit balances.

The growth in interest bearing demand balances was a result of participating in a reciprocal arrangement for the Corporation’s off balance sheet cash management sweep product as a strategic decision to fund loan growth. This product allows customers to sweep balances off the Corporation’s balance sheet, maintain a competitive yield, and receive full FDIC insurance coverage. The Corporation fully receives reciprocal balances back on balance sheet for this product and many customers moved funds into this product during 2023, resulting in the large increase in balances.

The significant increase in time deposit balances was a result of issuing $30 million in brokered time deposits since September 30, 2022, as well as increases in the Corporation’s customer time deposits as a result of the increased rate environment and offering several promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of September 30, 2023 and 2022, the total uninsured deposits of the Corporation were approximately $204,614,000 and $305,890,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2023, December 31, 2022, and September 30, 2022.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2023	2022	2022
	$	$	$

Non-interest bearing demand	583,145	672,342	670,563
Interest bearing demand	236,243	164,208	176,308
NOW accounts	99,368	139,846	129,390
Money market deposit accounts	157,684	163,836	165,688
Savings accounts	324,053	364,897	369,229
Time deposits	260,497	133,829	120,671
Total deposits	1,660,990	1,638,958	1,631,849

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $138.0 million, $113.4 million, and $98.6 million as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively. There were no short-term borrowings as of September 30, 2023, but as of December 31, 2022, there were $16.0 million, and $15.0 million at September 30, 2022. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $98.5 million as of September 30, 2023, $58.0 million as of December 31, 2022, and $44.2 million as of September 30, 2022, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The increase in long-term FHLB borrowings since September 30, 2022, can be attributed to the changing interest rate environment and the desire to ladder out some borrowings into future years to cover liquidity needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $664.6 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of September 30, 2023, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2023	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of September 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.1%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.3%	4.0%	5.0%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2023, the Bank’s Tier 1 Leverage Ratio stood at 9.4% while the Corporation’s Tier 1 Leverage Ratio was 7.7%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2023
$
Commitments to extend credit:
Revolving home equity	215,754
Construction loans	28,582
Real estate loans	86,878
Business loans	229,856
Consumer loans	1,362
Other	5,721
Standby letters of credit	17,004

Total	585,157

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

ENB FINANCIAL CORP

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2023, the Corporation was within guidelines for all of the above measurements.

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

ENB FINANCIAL CORP

The third quarter of 2023 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2023, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2023, the Corporation was within guidelines for all rate scenarios except the down-300 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down-300 basis point scenario and actual projected results show a valuation decline of 32%. While this loss is outside of policy guidelines, the Federal Reserve has signaled that their preferred course of action is to increase rates until inflation retracts. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2023, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2023

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

Events impacting the banking industry, including the high-profile failure or instability of certain banking institutions, have resulted and may continue to result in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact our own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these recent events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2023.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2023	8,800	14.25	8,800	130,510
August 2023	—	—	—	130,510
September 2023	—	—	—	130,510

Total	8,800

ENB FINANCIAL CORP

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By September 30, 2023, a total of 69,490 shares were repurchased at a total cost of $1,226,000 for an average cost per share of $17.65.

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

ENB Financial Corp
(Registrant)

Dated: November 14, 2023	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2023	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer