Form 10-K
period 2023-12-31
ENB Financial Corp
filed 2024-03-22
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $43,227,028.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2024, was 5,654,355.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be held on May 7, 2024, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	Economic conditions
●	Monetary and interest rate policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
●	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
●	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
●	Effects of weak market conditions, specifically the effect on loan customers to repay loans
●	Political changes and their impact on new laws and regulations
●	Effects of war, acts of terrorism, and international and domestic instabilities
●	Competitive forces
●	Changes in deposit flows, loan demand, or real estate and investment securities values
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operation, legal, and reputation risk
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	The impact of new laws and regulations concerning taxes, banking, securities and insurance and their application with which the Corporation and its subsidiaries must comply
●	Potential impacts from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Effects of economic conditions particularly with regard to the effects of any pandemic, epidemic, or health-related crisis and government and business responses thereto, specifically the effect on loan customers to repay loans

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

ENB FINANCIAL CORP

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under the bank holding company. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts up to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Lancaster County, southeastern Lebanon County, and southwestern Berks County, Pennsylvania, the “Market Area”. Eleven full service community banking offices are located in Lancaster County with one full service community banking office in Lebanon County and one full service community banking office in Berks County, Pennsylvania.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in the Market Area. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers a range of demand accounts, in addition to savings and time deposits. The Corporation also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the NYCE® network, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Wealth Solutions.

As of December 31, 2023, the Corporation employed 296 persons, consisting of 281 full-time, 12 part-time, and 3 seasonal employees.  The number of full-time employees decreased by 2 employees, and the number of part-time employees remained the same from the previous year-end while 3 seasonal roles were added to provide support during time periods, throughout the year, of higher volume.  The decrease in the number of full-time employees is temporary and is reflective of open positions that are expected to be filled.  The Corporation expects to add additional personnel to support the initiatives within technology, operations, and customer experience in 2024.  A collective bargaining agent does not represent the employees and management believes it maintains good relationships with its employees.

Operating Segments

The Corporation’s business is providing financial products and services. These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank. The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A of the Notes to the Consolidated Financial Statements included in this Report. The segment reporting information in Note A is incorporated by reference into this Part I, Item 1. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. ENB Insurance is managed separately from the banking and related financial services that the Bank offers.

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

ENB FINANCIAL CORP

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where eleven full service offices are located and areas of contiguous Lebanon and Berks Counties. The Corporation has one full service office in southeastern Lebanon County (Myerstown) and a full service office in southwestern Berks County (Morgantown). The Corporation’s greater service area is considered to be Lancaster, Lebanon, and southwestern Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in downtown Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 45.9% of deposits as of June 30, 2023, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 43.9% as of June 30, 2022. The Corporation’s very high market share in the Ephrata area has led to the expansion of the Corporation’s branch network outside of the Ephrata area but within the Corporation’s Market Area.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses’ financial condition and results of operations. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. The business activities of the Corporation are generally not seasonal in nature. However, the sizable agricultural portfolio has certain specific, limited elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

ENB FINANCIAL CORP

Risk-Based Capital Guidelines

Bank holding companies must comply with the Federal Reserve Board’s current risk-based capital guidelines, which are amended provisions of the Bank Holding Company Act of 1956. The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be Tier I Capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder, Tier II Capital, may consist of:

●	some types of preferred stock,
●	a limited amount of subordinated debt,
●	some hybrid capital instruments,
●	other debt securities, and
●	a limited amount of the general credit loss allowance.

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

ENB FINANCIAL CORP

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2023, and December 31, 2022. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. The total FDIC assessments paid by the Bank in 2023 were $892,000, compared to $528,000 in 2022.

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

Consistent with the Dodd-Frank Act, the rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight. The Corporation does not securitize assets and has no plans to do so.

Under the rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank Act, was enacted in response to the financial crisis of 2007 - 2008. The act reshaped Wall Street and the American banking industry by bringing the most significant changes to financial regulation in the United States since the regulatory reform that followed the Great Depression. The Act’s numerous provisions were to be implemented over a period of several years and were intended to decrease various risks in the U.S. financial system. Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank was expected to and did have an impact on the Corporation’s business operations as its provisions began to take effect. To date the provisions that did go into effect, or began to phase in, did at a minimum increase the Corporation’s operating and compliance costs.

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

management believes that such consolidations may enhance the Bank’s competitive position as a community bank. See Item 1A. Risk Factors for more information.

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein from the Consolidated Statements of Income on page 57 as found in this Form 10-K filing.

Available Information

The Corporation maintains a website on the Internet at www.enbfc.com. The Corporation makes available free of charge, on or through its website, its proxy statements, annual reports on From 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s Internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other securities, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other securities fall more quickly than, or do not keep pace with, the interest rates paid on deposits and other borrowings or increases thereon.

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

As of December 31, 2023, 26.1% of the Corporation’s loan portfolio consisted of Business Loans. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation is subject to commercial real estate volatility that may result in increases in non-performing loans that could have an adverse impact on our financial condition and results of operations.

The commercial real estate market nationally, regionally, and locally has recently been subject to increased levels of volatility. Many believe that commercial real estate in the commercial office sector is undergoing a fundamental transformation and change that started during the recent pandemic but also continues due to evolving workplace environments. These changes in the marketplace affect the demand for commercial office space which in turn may affect the credit status, profitability, and collectability, of existing and future commercial real estate office sector loans. As explained above in greater detail in the risk factor for Lending Risk, volatility and increases in non-performing loans could have an adverse impact on our financial condition and results of operations.

The Corporation’s Allowance For Possible Credit Losses May Be Insufficient

The Corporation maintains an allowance for possible credit losses, which is a reserve established through a provision for credit losses, charged to expense.  The allowance for possible credit losses represents the Corporation’s best estimate of expected losses in our financial assets, which includes loans, leases, and debt securities.  The allowance for possible credit losses includes two primary components: (1) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses, and (2) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses. The level of the allowance for possible credit losses includes quantitative and qualitative factors that comprise the Corporation’s estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, and reasonable and supportable forecasts about future economic conditions.  Determining the appropriate level of the allowance for possible credit losses understandably involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible credit losses.  In addition, regulatory agencies periodically review the Corporation’s allowance for credit losses and may require an increase in the provision for possible losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for possible credit losses, the Corporation will need additional provisions to increase the allowance for possible credit losses.  Any increases in the allowance for possible credit losses will result in a decrease in net income, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

ENB FINANCIAL CORP

If The Corporation Concludes That The Decline In Value Of Any Of Its Debt Securities Is Credit Related, The Corporation is Required To Write Down The Value Of That Security Through A Charge To Earnings

The Corporation reviews the debt securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of the debt securities has declined below its carrying value, the Corporation is required to assess whether the decline is related to credit deterioration.  If it concludes that the decline is credit related, it is required to write down the value of that security through a charge to earnings.  In determining whether a credit loss exists, management shall consider the factors in paragraphs 326-30-55-1 through 55-4 of ASU 2016-13 and use its best estimate of the present value of cash flows expected to be collected from the debt security.  Management must use its best estimate to determine if a credit loss exists.  It may develop its best estimate using either a singular best estimate approach or a probability-weighted approach, but must apply the chosen approach consistently.   Management has elected to use the single best estimate method.  If the present value of the best estimate is equal to amortized cost, no credit loss calculation needs to be made.  If the present value is below amortized cost, the entity must measure the credit loss using the best estimate of cash flows.  Due to the complexity of the calculations and assumptions used in determining whether a credit loss exists, the credit loss, if any, may not accurately reflect the actual credit loss in the future.

The Basel III Capital Requirements Or Other Regulatory Standards May Require Us To Maintain Higher Levels Of Capital, Which Could Reduce Our Profitability

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

The Corporation’s Communications, Information and Technology Systems May Experience An Interruption Or Breach In Security

The Corporation relies heavily on communications, information and technology systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its communications, information and technology systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Further, while the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

ENB FINANCIAL CORP

The occurrence of any failures, interruptions, or security breaches of the Corporation’s communications, information and technology systems could damage the Corporation’s reputation, adversely affecting customer or consumer confidence, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny and possible regulatory penalties, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect on the possible security breach of its information and technology systems. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all or a material amount of losses. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.

The Corporation Uses Artificial Intelligence (AI) In Its Business, And Challenges With Properly Managing Its Use Could Result In Disruption Of The Corporation’s Internal Operations, Reputational Harm, Competitive Harm, Legal Liability And Adversely Affect Our Results Of Operations And Stock Price.

The Corporation incorporates AI solutions into platforms that deliver products and services to our customers, including solutions developed by third parties whose AI is integrated into our products and services. Our business could be harmed and we may be exposed to legal liability and reputational risk if the AI we use is or is alleged to be deficient, inaccurate, or biased because the AI algorithms are flawed, insufficient, of poor quality, or reflect unwanted forms of bias, particularly if third party AI integrated with our platforms produces false or “hallucinatory” inferences.

Data practices by us or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce. Our customers and potential customers may express adverse opinions concerning our use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If the Corporation adopts the use of Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and may be costly. As a result, the Corporation may need to increase the cost of our products and services which may make us less competitive, particularly if our competitors incorporate AI more quickly or successfully.

ENB FINANCIAL CORP

Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop AI. The Corporation is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect us but it is likely that compliance with such laws and regulations will increase our compliance costs and such increase may be substantial and adversely affect our results of operations. Furthermore, our use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.

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

ENB FINANCIAL CORP

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as the personal information of depositors and borrowers and information about our employees, contractors, vendors, and suppliers. We rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks.

The Corporation has developed and implemented an Information Security Program based on the Cybersecurity Framework (CSF) best practices and recommendations from the National Institute of Standards and Technology (NIST), applicable regulatory guidance, and other industry standards. Components of the program include a risk assessment program to identify, assess, and mitigate cybersecurity risk; a vendor management program to address third-party cybersecurity risk; a business continuity program (BCP) to ensure continuity of operations; and an incident response program documenting cybersecurity incident response and notification procedures. The Corporation’s Information Security Officer (ISO) oversees the programs and reports on their statuses to management committees including the Senior Leadership Committee, ERM Governance Committee, and Operational Risk Committees. The ISO is part of the risk management function, reporting directly to the Chief Risk Officer, who in turn, reports directly to the Board of Directors. The ISO has over twenty years of professional experience in cybersecurity, vendor management, business continuity, and incident response, and holds multiple relevant professional certifications. The ISO provides periodic updates to the Board of Directors, including a comprehensive annual report. The Information Security, Vendor Management, BCP, and Incident Response Programs are approved by the Board annually.

The ISO maintains risk assessments for critical IT systems, vendors, and processes. A third party cybersecurity risk assessment tool, as well as the FFIEC's Cybersecurity Assessment Tool (CAT) are used annually to assess these

ENB FINANCIAL CORP

risks. Third parties are assessed to address their risks according to service type, compliance risk, financial risk, operational risk, and security risk. The level of due diligence and ongoing monitoring that is performed is based on that assessment.

The ISO conducts training on cybersecurity risks for all new employees, and at least annually for existing employees and the Board of Directors. In addition to this training program, simulated phishing attempts are sent to employees on a regular basis to evaluate their understanding of these risks and to provide supplemental training as needed. The Corporation uses data loss prevention and web filtering software to ensure malicious data does not enter the Corporation's network, and sensitive information does not leave the network unless properly secured. Penetration tests and vulnerability scanning are performed on a regular basis. We employ an in-depth, layered, defensive strategy with respect to our products, services, and technology. We leverage people, processes, and technology to manage and maintain cybersecurity controls. We employ various preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats.

Access to data on the Corporation's networks is granted only if needed for job functions. The Information Security Department approves all changes to access and critical systems are subject to annual review.

An Incident Response Team that includes representatives from key areas of the Corporation meets in the event of cybersecurity incidents. This Team receives special training, including an annual tabletop exercise. The Team ensures the proper notifications are made to comply with all relevant laws, rules, regulations, and policies.

During the year ended December 31, 2023, there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect the Corporation.

Item 2. Properties

As of December 31, 2023, ENB Financial Corp and Ephrata National Bank owned and leased buildings in the normal course of business. The headquarters of ENB Financial Corp and main office of Ephrata National Bank is at 31 East Main Street, Ephrata, Pennsylvania. As of December 31, 2023, the Bank owned 18 properties and leased five properties. These properties are adequate for their intended and present utilization.

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

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.10 per share. As of December 31, 2023, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,670,054 shares outstanding to approximately 822 shareholders.

ENB FINANCIAL CORP

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

	2023			2022
	High	Low	Dividend	High	Low	Dividend

First quarter	$16.99	$13.45	$0.17	$22.40	$21.15	$0.17
Second quarter	15.00	12.45	0.17	22.40	17.67	0.17
Third quarter	14.90	12.65	0.17	18.55	16.10	0.17
Fourth quarter	15.00	12.64	0.17	18.03	16.00	0.17

Dividends

The Corporation, and before it the Bank, since 1973 has generally paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying regular quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings and legal restrictions. The dividend payments reflected above amount to a dividend payout ratio between 26.0% and 31.0% for 2022 and 2023, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2023.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2023	10,000	13.12	10,000	120,510
November 2023	—	—	—	120,510
December 2023	—	—	—	120,510

Total	10,000

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 28, 2020. By December 31, 2023, a total of 79,490 shares were repurchased at a total cost of $1,357,412, for an average cost per share of $17.07.

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving its market area. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 142 years of existence. The Board and Management are committed to the principles and values that have served the company well over its history and the desire is to produce strong financial results that will ensure trust from the Bank’s customers and favorable returns to the shareholders.

Results of Operations

Overview

The year ended December 31, 2023, was positively impacted by a number of items resulting in solid financial results. The Corporation grew interest income rapidly during 2023 as a result of interest-earning asset growth in 2022 and 2023. The growth in interest income was also supported by the rapid increase in the Federal Funds rate and concurrently the Prime rate as the Federal Reserve moved to combat inflation by increasing overnight rates dramatically. In conjunction with the rising rate environment, the Corporation also experienced a rapid increase in interest expense during 2023 as the cost of funds on deposits and borrowings increased dramatically. Even with the increased interest expense, net interest income still increased as interest income rose faster than interest expense. The year was also marked by lower operating income and higher operating expenses with increases primarily in salaries and benefits as well as software and technology costs.

The Corporation recorded net income of $12,375,000 for the year ended December 31, 2023, a $2,256,000, or 15.4% decrease from the year ended December 31, 2022. The earnings per share, basic and diluted, were $2.19 in 2023, compared to $2.62 in 2022, a 16.4% decrease. The decrease in the Corporation’s 2023 earnings was caused primarily by a decline in non-interest income in addition to an increase in operating expenses that was partially offset by the increase in net interest income and a decrease in the provision for credit losses.

The Corporation’s net interest income (NII) increased by $3,456,000, or 6.8%, in 2023, compared to 2022. The increase in NII primarily resulted from an increase in interest and fees on loans of $19,291,000, or 46.0%, and interest on securities available for sale of $1,387,000, or 10.5%. Interest expense on deposits and borrowings increased by $18,462,000, or 343.4%, in 2023 compared to the prior year. The increasing interest rate environment has caused an increase in asset yield, but also an increase in the cost of funds, which has resulted in these much higher levels of interest expense.

The Corporation recorded a $520,000 provision for credit losses in 2023, compared to $1,300,000 in 2022. The lower provision in 2023 was primarily caused by the adoption of ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023. This required standard implements a methodology that reflects credit losses that are expected to occur over the remaining life of the financial asset. This new current expected credit loss model (CECL) is based on possible economic scenarios as well as qualitative factors specific to the Corporation. During 2023, the Corporation grew its loan portfolio by $169 million. However, during the third and fourth quarters, improved economic factors resulted in a decrease in the allowance requirement resulting in a lower provision expense compared to 2022.

Non-interest income excluding security and mortgage gains increased by $1,176,000, or 9.6%, for the year ended December 31, 2023, compared to the prior year, due primarily to higher fees earned on an off-balance sheet sweep account which had increased participation and higher balances in 2023 compared to the prior year. Mortgage gains decreased in 2023 to $767,000, compared to $1,302,000 in 2022. The majority of mortgage production during 2023 were adjustable rate mortgages that were generated and retained on the Corporation’s balance sheet resulting in lower levels of mortgages originated for sale and lower levels of gains on mortgages sold.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Additionally, the Corporation recorded pre-tax losses on debt and equity securities of $1,496,000 during 2023, compared to gains of $10,000 recorded in 2022. During 2023, the Corporation made the strategic decision to update a partial portfolio restructuring and sell some low-yielding securities to reinvest in higher yielding loans. During the first quarter of 2023, the Corporation sold approximately $28.1 million of municipal bonds that had a duration of 2.85 years with a book yield of 2.96%.   The loss on these sales was $435,000 with an earn-back period of approximately six months. During the second quarter of 2023, the Corporation sold $33.0 million of bonds: $9.0 million of Corporate bonds, $15.3 million of U.S. Treasury bonds, and $8.7 million of U.S. Agency bonds.  The Corporate bonds had a book yield of 5.66% with a duration of 3 months.  The loss on sale from this transaction was $24,000.  The U.S. Treasury and Agency bonds resulted in a loss of $929,000.  These bonds had a book yield of 1.52% with a duration of 1.5 years.  This strategic sale had an earn-back period of approximately 11 months. Proceeds from all sales were used to fund higher yielding loan growth.  New loans originated in the first half of 2023, had an average rate of 6.11% with an average life of 6 years.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

Key Performance Ratios
	Year ended December 31,
	2023	2022

Return on Average Assets	0.65%	0.83%

Return on Average Equity	12.03%	13.63%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In 2023, NII generated 81.0% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 78.9% in 2022. This increase is a result of higher levels of interest-earning assets in 2023 compared to 2022 and lower non-interest income as a result of losses on securities, lower levels of mortgage gains, and lower levels of bank owned life insurance income. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2023	2022
	$	$

Total interest income	77,877	55,959
Total interest expense	23,838	5,376

Net interest income	54,039	50,583
Tax equivalent adjustment	633	1,210

Net interest income
(fully taxable equivalent)	54,672	51,793

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates charged on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. With the rapid increase in the short-term Federal Reserve rates in 2022 and 2023, asset yields have increased and the U.S. Treasury curve increased dramatically on the short end but has been relatively flat on the long end resulting in an inverted yield curve.

As a result of a larger balance sheet in 2023, with higher asset yields, the Corporation’s NII on a tax equivalent basis increased significantly but the Corporation’s margin decreased to 2.94% for year ended December 31, 2023, compared to 3.03% in 2022. Loan and investment yields were higher in 2023 due to the Fed rate increases during the year positively impacting yields on variable rate instruments and increasing the yields on new volume. However, the rate on interest-bearing liabilities increased at a faster pace resulting in the margin compression. The Corporation’s NII on a tax equivalent basis in 2023 increased over 2022, by $2,879,000, or 5.6%.

The Corporation’s overall cost of funds increased dramatically during 2023 with higher core deposit interest rates as well as time deposit rates. Customer behavior changed during 2023 as well with balances moving out of non-interest bearing accounts into higher costs accounts like time deposits. The average balance and interest rates of borrowings was higher in 2023 compared to 2022, resulting in higher interest expense. The Corporation now carries a total of $40 million of subordinated debt that was issued at the holding company; $20 million beginning on December 30, 2020, at a rate of 4.00%, and $20 million beginning on July 22, 2022, at a rate of 5.75%.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2023 vs. 2022
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(77)	795	718

Securities available for sale:
Taxable	(1,108)	3,982	2,874
Tax-exempt	(998)	(881)	(1,879)
Total securities	(2,106)	3,101	995
Loans	11,161	8,219	19,380
Regulatory stock	141	107	248

Total interest income	9,119	12,222	21,341

INTEREST EXPENSE

Deposits:
Demand deposits	362	9,804	10,166
Savings deposits	(7)	239	232
Time deposits	1,120	4,498	5,618
Total deposits	1,475	14,541	16,016

Borrowings:
Total borrowings	1,687	759	2,446

Total interest expense	3,162	15,300	18,462

NET INTEREST INCOME	5,957	(3,078)	2,879

In 2023, the Corporation’s NII on an FTE basis increased by $2,879,000, a 5.6% increase over 2022. Total interest income increased $21,341,000, or 37.3%, while interest expense increased $18,462,000, or 343.3%, from 2022 to 2023. The FTE interest income from the securities portfolio increased by $995,000, or 6.9%, while loan interest income increased $19,380,000, or 46.0%. During 2023, additional loan volume added $11,161,000 to net interest income, and higher yields primarily due to the higher interest rate environment in 2023, caused an $8,219,000 increase. Lower balances in the securities portfolio caused a decrease of $2,106,000 in net interest income, while higher yields on securities caused a $3,101,000 increase, resulting in a net increase of $995,000.

The average balance of interest bearing liabilities increased by 18.7% during 2023, driven by the growth in deposit and borrowings balances. Deposit rates increased in 2023 causing a significant increase in interest expense. Higher interest rates contributed to $14,541,000 of increased interest expense while higher deposit balances caused $1,475,000 of increased expense, resulting in a total increase in interest expense of $16,016,000.

Interest-bearing demand deposits repriced causing a large increase in interest expense due to the large quantity of accounts that were adjusted as customers chose higher yielding products. Demand deposit interest expense increased a total of $10,166,000 in 2023, with $9,804,000 due to higher rates, while higher balances caused an increase of $362,000. Lower balances in savings accounts caused a decrease of $7,000, while higher rates caused an increase of $239,000, resulting in the net increase in interest expense of $232,000 on savings deposits. Time deposit balances increased rapidly throughout 2023, resulting in higher interest expense of $1,120,000, while higher rates caused an increase of $4,498,000, resulting in a net increase of $5,618,000.

The average balance of total borrowings increased by $48,475,000, or 55.2%, from December 31, 2022, to December 31, 2023. The increase in total borrowings increased interest expense by $1,687,000. Higher rates on borrowings, affected by the Fed rate increases, resulted in higher interest expense of $759,000. The aggregate of these amounts was an increase in interest expense of $2,446,000 related to total borrowings.

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

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2023			2022

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and deposits at other banks	23,620	890	3.77	35,710	172	0.48

Securities available for sale:
Taxable	373,311	12,149	3.25	419,323	9,275	2.21
Tax-exempt	159,842	3,347	2.09	202,868	5,226	2.58
Total securities (d)	533,153	15,496	2.91	622,191	14,501	2.33

Loans (a)	1,293,734	61,522	4.76	1,043,065	42,142	4.04

Regulatory stock	7,950	602	7.57	5,894	354	6.01

Total interest earning assets	1,858,457	78,510	4.23	1,706,860	57,169	3.35

Non-interest earning assets (d)	41,184			57,510

Total assets	1,899,641			1,764,370

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	488,008	11,950	2.45	415,749	1,784	0.43
Savings accounts	337,659	324	0.10	365,460	92	0.03
Time deposits	208,320	6,492	3.12	116,615	874	0.75
Borrowed funds	136,243	5,072	3.72	87,768	2,626	2.99
Total interest bearing liabilities	1,170,230	23,838	2.04	985,592	5,376	0.55

Non-interest bearing liabilities:
Demand deposits	615,169			664,116
Other	11,413			7,305

Total liabilities	1,796,812			1,657,013

Stockholders' equity	102,829			107,357

Total liabilities & stockholders' equity	1,899,641			1,764,370

Net interest income (FTE)		54,672			51,793
Net interest spread (b)			2.19			2.80
Effect of non-interest bearing funds			0.75			0.23
Net yield on interest earning assets (c)			2.94			3.03

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $2,478,000 in 2023 and $2,239,000 in 2022. Such fees recognized through income and included in the interest amounts totaled ($366,000) in 2023 and ($175,000) in 2022.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance of securities decreased by $89.0 million, or 14.3%, in 2023 compared to 2022 and the tax equivalent yield on investments increased by 58 basis points. Despite lower balances, interest income on securities increased due to the increasing yield due to higher market rates.

Average balances on loans increased by $250.7 million, or 24.0%, for the year ended December 31, 2023, compared to the prior year. Loan yields increased by 72 basis points for the year and loan interest income increased $19,380,000, or 46.0% as a result of the significantly higher balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $136.2 million, or 15.2%, in 2023 compared to 2022. Interest-bearing demand deposits and time deposits increased rapidly during 2023 while the average balance of savings accounts declined as customers moved funds into higher yielding accounts. Coupled with higher average balances, the interest rate paid on deposits increased as well resulting in an increase in interest expense on deposits of $16,016,000, or 582.4%, for the year ended December 31, 2023.

The Corporation’s average balance on borrowed funds increased by $48.5 million, or 55.2%, in 2023. The Corporation’s borrowed funds consist of overnight borrowings, short and long-term FHLB advances, as well as subordinated debt issued in December of 2020 and July of 2022, which was used to support capital growth for the Bank. The additional FHLB advances were used to fund loan growth and caused average borrowings to increase year-over-year. The rate paid on borrowed funds increased by 73 basis points for 2023, compared to 2022 as a result of the second issuance of subordinated debt in July of 2022 which carries a 5.75% rate, and additional FHLB advances which carried higher rates due to the Fed Funds rate increases throughout 2023.

For the year ended December 31, 2023, the net interest spread decreased by 61 basis points to 2.19%, compared to 2.80% for 2022. The effect of non-interest bearing funds increased to 75 basis points from 23 basis points when comparing both years. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for 2023 was 2.94%, compared to 3.03% for 2022.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $315,000 for credit losses related to loans, $205,000 for unfunded commitments, and $0 related to available-for-sale debt securities for the year ended December 31, 2023, compared to $1,300,000 related to loans for the year ended December 31, 2022. The provision expense was lower in 2023 due to the Corporation’s adoption of ASU 2016-13 which requires a reliance on forward economic indicators to project expected credit losses. Improved economic conditions in the third and fourth quarters of 2023 resulted in a reduction in provision expense. As of December 31, 2023, the allowance as a percentage of total loans was 1.12%, compared to 1.19% at December 31, 2022.

Management continues to evaluate the allowance for credit losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for credit losses are adequate to provide for future losses. For further discussion of the calculation, see the “Allowance for Credit Losses” section.

Other Income

Other income for 2023 was $12,699,000, a decrease of $865,000, or 6.4%, compared to the $13,564,000 earned in 2022. The following table details the categories that comprise other income.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2023 vs. 2022
	2023	2022	Increase (Decrease)
	$	$	$	%
Trust and investment services	2,883	2,643	240	9.1
Service charges on deposit accounts	1,378	1,348	30	2.2
Other fees	3,368	1,590	1,778	111.8
Commissions	3,618	3,663	(45)	(1.2)
Net (losses) gains on debt and equity securities	(1,496)	10	(1,506)	(15,060.0)
Gains on sale of mortgages	767	1,302	(535)	(41.1)
Earnings on bank-owned life insurance	958	1,583	(625)	(39.5)
Other miscellaneous income	1,223	1,425	(202)	(14.2)

Total other income	12,699	13,564	(865)	(6.4)

Trust and investment services income increased by 9.1% from 2022 to 2023 primarily as a result of higher income on the trust services side which increased by $366,000, or 21.7%. Service charges on deposit accounts increased by $30,000, or 2.2% compared to the prior year and other fees increased by $1,778,000, or 111.8% as a result of higher fees on a third party sweep product in 2023. The Corporation sets rates on this sweep product and retains a certain percentage of this rate which is recorded as other income. Commissions remained stable for the year ended December 31, 2023, compared to 2022. Gains on debt and equity securities were lower in 2023 driven by the strategic sale of some investments in order to fund much higher yielding loan growth. The losses on these securities will be recovered in fewer than twelve months due to the disparity in rate between the investments and newly issued loans at much higher rates. Mortgage gains were lower in 2023, by $535,000, or 41.1%, due to rapid increases in interest rates which negatively impacted the margins on mortgages sold. Additionally, more mortgage originations in 2023 were in the form of adjustable-rate mortgages held on the Corporation’s balance sheet as opposed to 2022 when most mortgage originations were fixed-rate and sold on the secondary market. Holding mortgages on balance sheet results in interest income as opposed to an immediate gain on sale when mortgages are sold in the secondary market. Earnings on bank-owned life insurance (BOLI) decreased by $625,000, or 39.5%, year-over-year primarily attributed to two BOLI payouts in the fourth quarter of 2022 that were not replicated in 2023. The Corporation purchased and is the beneficiary of all BOLI policies taken out on a group of its former directors and current and former officers. Due to the death of two participants during 2022, the Corporation recorded BOLI income of $678,000. Other miscellaneous income decreased $202,000, or 14.2% in 2023 compared to 2022 due to non-recurring income items in 2022.

Operating Expenses

Operating expenses for 2023 were $51,407,000, an increase of $5,478,000, or 11.9%, compared to $45,929,000 in 2022. The following table provides details of the Corporation’s operating expenses for the last two years along with the percentage increase or decrease compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2023 vs. 2022
	2023	2022	Increase (Decrease)
	$	$	$	%

Salaries and employee benefits	30,152	27,324	2,828	10.3
Occupancy expenses	3,259	2,846	413	14.5
Equipment expenses	1,302	1,240	62	5.0
Advertising & marketing expenses	1,404	1,083	321	29.6
Computer software & data processing expenses	6,891	5,591	1,300	23.3
Shares tax	1,167	1,380	(213)	(15.4)
Professional services	3,198	2,743	455	16.6
Other operating expenses	4,034	3,722	312	8.4
Total operating expenses	51,407	45,929	5,478	11.9

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the year 2023, salaries and benefits increased $2,828,000, or 10.3%, compared to 2022. The increase in salary costs was primarily due to additions to staff as well as increasing costs to fill empty positions due to the competitive job market. Occupancy and equipment expenses combined increased 11.6%, from the prior year mostly due to higher depreciation costs related to new facilities and equipment and increased lease expenses. Advertising and marketing expenses increased by $321,000, or 29.6%, as a result of higher levels of advertising costs as the Corporation markets to new prospects in newer markets as well as promotes various products and services. Computer software and data processing expenses are growing at a rapid pace, 23.3% year-over year, as a result of higher technology costs and new bank-wide initiatives that rely heavily on software platforms and additional costs related to system conversions the Corporation implemented in 2023. Shares tax expense is based on the Corporation’s level of shareholders’ equity from the prior year and has decreased by 15.4%, year-over-year commensurate with the decline in shareholders’ equity from 2021 to 2022. Professional services expenses increased by 16.6% in 2023, compared to the prior year driven higher by an increase in outside services costs primarily related to project management costs related to system conversions. Other operating expenses increased by 8.4% year-over-year primarily as a result of higher FDIC insurance costs and higher expenses due to fraud-related charge-offs.

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

For the year ended December 31, 2023, the Corporation recorded a tax provision of $2,436,000, compared to $2,287,000 for 2022. This increase in tax expense can be attributed to lower levels of tax-free income. The effective tax rate for the Corporation was 16.4% for 2023 and 13.5% for 2022. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Balance Sheet Overview and Liquidity

The Corporation maintains liquid assets at adequate levels in order to meet the needs of our balance sheet. Our primary source of liquidity is core deposits and our available-for-sale investment portfolio both of which provide more than enough liquidity to fund loans to customers and any other funding needs.

A portion of our liquidity consists of cash and cash equivalents and borrowings. At December 31, 2023, cash and equivalents amounted to $89.0 million, an increase of $51.4 million, or 136.9%, from balances at December 31, 2022. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed securities, and increases in deposit accounts. As of December 31, 2023, we had borrowings outstanding from the FHLB of $101.2 million and subordinated debt of $39.6 million.

At December 31, 2023, the Corporation had $614.5 million in loan commitments outstanding, which included $91.5 million in firm loan commitments, $504.7 million in unused lines of credit, and open letters of credit of $18.3 million. Certificates of deposit due within one year totaled $247.2 million, or 82.3% of certificates of deposit. We believe, based on past experience that a significant portion of our certificates of deposit will remain with us upon maturity and we have ample liquidity outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $30.1 million and $21.6 million for the years ended December 31, 2023 and 2022, respectively. Net cash used for investing activities was $90.3 million and $315.8 million in fiscal years 2023 and 2022, respectively, reflecting our loan and investment security activities in the respective periods. Cash provided by financing activities amounted to $111.6 million and $173.3 million for years ended December 31, 2023 and 2022, respectively primarily representing increases in our core deposits through the year.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2023, the Corporation had $469.0 million of debt and equity securities, compared to $538.3 million at December 31, 2022, a decrease of $69.2 million, or 12.9%.

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

The Corporation’s U.S. Treasury sector decreased by $14.5 million, or 44.4%, since December 31, 2022. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $7.2 million, or 29.2%, since December 31, 2022. The decreases have been due to bond sales throughout the year as part of the portfolio restructuring. Agency MBS and CMO investments in total have declined by $12.8 million, or 17.6%. These bonds pay monthly principal and interest and the Corporation has not reinvested into this sector, so the fair value has been declining. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of December 31, 2023, this sector stood at $56.2 million, an increase of $5.9 million year over year. There were not concentrations of issuers greater than 10% of the securities portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2022, by $7.9 million, or 10.8%. ABS securities are floating rate student loan pools which are instruments that perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio but have a higher yield because of the longer interest rate risk. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. The Corporation sold some municipal bonds during 2023 and the decrease in market interest rates in the fourth quarter of 2023 caused the unrealized losses on these bonds to decrease. As a result, the fair value of this sector declined by $18.4 million, or 8.9% from December 31, 2022, to December 31, 2023. Municipal bonds represented 40.8% of the debt securities portfolio as of December 31, 2023, compared to 38.9% as of December 31, 2022. The largest geographical concentrations as of December 31, 2023, were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of December 31, 2023, the fair value of the Corporation’s corporate bonds decreased by $14.6 million, or 21.0%, from balances at December 31, 2022. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties. The fair value of corporate bonds decreased primarily as a result of maturing bonds during 2023.

The following table presents investment securities at December 31, 2023 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	19,869	1.35	—	—	—	—	19,869	1.35
U.S. government agencies	—	—	19,400	0.78	—	0.00	—	—	19,400	0.78
U.S. agency mortgage-backed securities	192	1.32	24,703	2.00	18,457	3.41	401	2.96	43,753	2.60
U.S. agency collateralized mortgage obligations	1,797	2.44	19,299	1.84	745	2.03	—	—	21,841	1.90
Non Agency MBS/CMO	13,640	5.67	18,037	6.27	26,064	3.61	1,540	4.90	59,281	4.93
Asset-backed securities	4,007	5.97	25,678	6.43	36,706	6.09	—	—	66,391	6.21
Corporate bonds	3,162	2.47	42,311	1.77	15,649	3.89	—	—	61,122	2.35
Obligations of states and political subdivisions	1,161	1.27	31,607	2.38	134,608	1.97	44,024	2.24	211,400	2.08

Total securities available for sale	23,959	4.81	200,904	2.76	232,229	3.05	45,965	2.34	503,057	2.95

Loans

Net loans outstanding increased $167.9 million, or 14.3%, from $1.18 billion at December 31, 2022, to $1.34 billion at December 31, 2023. All loan categories showed an increase in balances over the prior period. The Corporation’s strategic plan specifically focused on loan growth while maintaining quality of credit standards. This focus resulted in loan growth across all loan segments in 2023.

Agriculture loans increased to $257.3 million at December 31, 2023, from $238.7 million at January 1, 2023, a 7.8% increase. Business loans increased by $17.9 million at December 31, 2023 from $336.3 million at January 1, 2023, or 5.3%.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, at $6.4 million as of December 31, 2023 and $5.9 million as of January 1, 2023. These loans consist of personal loans, automobile loans, and other consumer-related loans. Home Equity loans increased by $8.3 million at December 31, 2023 from $98.9 million at January 1, 2023, or 8.4%. Non-Owner Occupied CRE loans increased by $23.8 million at December 31, 2023 from $111.3 million at January 1, 2023, or 21.4%.

The Residential Real Estate category represents the largest group of loans for the Corporation. The Residential Real Estate category of total loans increased from $397.3 million on January 1, 2023, to $497.6 million on December 31, 2023, a 25.2% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens. The majority of mortgage production during 2023 were adjustable rate mortgages that were generated and retained on the Corporation’s balance sheet resulting in lower levels of mortgages originated for sale and lower levels of gains on mortgages sold.

The following tables show the maturities for the loan portfolio as of December 31, 2023, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After	Due After
		One Year	Five Years
	Due in One	Through	Through	Due After
	Year or Less	Five Years	15 Years	15 Years	Total
	$	$	$	$	$

Agriculture	1,573	34,823	77,711	143,266	257,372
Business Loans	7,804	98,148	107,785	140,515	354,252
Consumer	1,545	4,695	152	—	6,392
Home Equity	355	5,434	27,624	73,763	107,176
Non-Owner Occupied CRE	5,112	10,903	47,778	71,324	135,117
Residential Real Estate	13,971	7,856	51,018	424,708	497,553
Total amount due	30,360	161,859	312,068	853,576	1,357,862

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Agriculture	19,058	236,741	255,799
Business Loans	98,150	248,298	346,448
Consumer Loans	3,363	1,484	4,847
Home Equity	30,808	76,013	106,821
Non-Owner Occupied CRE	20,442	109,563	130,005
Residential Real Estate	149,977	333,605	483,582

Total amount due	321,798	1,005,704	1,327,502

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Out of all the loans due after one year, $321.8 million, or 24.2%, are fixed-rate loans as of December 31, 2023. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. The remaining $1,005.7 million, or 75.8% of loans due after one year, are made up of loans that are true floating loans and loans that will reprice at a predetermined time in the amortization of the loan. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

●	Non-accrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2023	2022
	$	$

Non-accrual loans	2,758	4,178
Loans past due 90 days or more and still accruing	519	169
Total non-performing loans	3,277	4,347

Other real estate owned	—	—

Total non-performing assets	3,277	4,347

Non-accrual loans to total loans	0.20%	0.35%
Non-performing loans to total loans	0.24%	0.36%
Allowance for credit losses to total loans	1.12%	1.19%
Allowance for credit losses to non-accrual loans	550.25%	338.70%
Allowance for credit losses to non-performing loans	463.11%	325.53%

Non-performing assets decreased by $1,070,000, or 24.6%, from December 31, 2022, to December 31, 2023, primarily due to three unrelated non-accrual loans that paid off during the year. As of December 31, 2023, there were twelve loans to ten unrelated borrowers totaling $2,758,000 on non-accrual compared to twelve loans to ten unrelated borrowers totaling $4,178,000 as of December 31, 2022. The largest non-accrual relationship at December 31, 2023, was a commercial mortgage to a single borrower with a balance of $801,000.

Loans past due 90 days or more and still accruing increased by $350,000, or 207.1%, during 2023 partially offsetting the decrease in non-accrual loans. This increase was primarily the result of a residential mortgage loan for $356,000 that was past due by more than 90 days as of the end of 2023. There were only a total of four loans that reached the 90 days past due level which is a very small number of loans.

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

As of December 31, 2023 and 2022, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The calculation, and detailed analysis supporting it, emphasizes the level of delinquent, non-performing and classified loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly credit loss calculation, management will adjust the allowance for credit losses through the provision as necessary. Changes to the allowance for credit losses during the year are primarily affected by three events:

●	Charge off of loans considered not recoverable
●	Recovery of loans previously charged off
●	Provision for credit losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In recent years, the Corporation has primarily recorded provision expenses in order to account for the growth in the loan portfolio as well as make adjustments for increasing levels of delinquencies and classified loans.

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of December 31, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

2023
$

Loans charged-off:
Agriculture	—
Business Loans	—
Consumer Loans	64
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	—
Total loans charged-off	64

Recoveries of loans previously charged-off
Agriculture	71
Business Loans	11
Consumer Loans	4
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	8
Total recoveries	94

Net charge-offs (recoveries)	—
Agriculture	(71)
Business Loans	(11)
Consumer Loans	60
Home Equity	—
Non-Owner Occupied CRE	—
Residential Real Estate	(8)
Total net charge-offs (recoveries)	(30)

Average loans outstanding
Agriculture	246,124
Business Loans	347,473
Consumer Loans	5,011
Home Equity	102,895
Non-Owner Occupied CRE	125,042
Residential Real Estate	455,199
Total average loans outstanding	1,281,744

Net charge-offs (recoveries) as a % of average loans outstanding
Agriculture	(0.03% )
Business Loans	0.00%
Consumer Loans	1.20%
Home Equity	0.00%
Non-Owner Occupied CRE	0.00%
Residential Real Estate	0.00%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.00%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of December 31, 2022.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

2022
$

Loans charged-off:
Commercial real estate	84
Consumer real estate	—
Commercial and industrial	44
Consumer	19
Total loans charged-off	147

Recoveries of loans previously charged-off
Commercial real estate	10
Consumer real estate	10
Commercial and industrial	42
Consumer	5
Total recoveries	67

Net charge-offs (recoveries)
Commercial real estate	74
Consumer real estate	(10)
Commercial and industrial	2
Consumer	14
Total net charge-offs (recoveries)	80

Average loans outstanding
Commercial real estate	435,738
Consumer real estate	416,824
Commercial and industrial	184,483
Consumer	6,020
Total average loans outstanding	1,043,065

Net charge-offs (recoveries) as a % of average loans outstanding
Commercial real estate	0.02%
Consumer real estate	0.00%
Commercial and industrial	0.00%
Consumer	0.23%
Total net charge-offs (recoveries) as a % of average loans outstanding	0.01%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications. In connection with the adoption of ASU 2016-13, the Corporation made changes to the loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note C Loans and Allowance for Credit Losses for further discussion of these portfolio segments. The new segmentation consists of: Agriculture, Business Loans, Consumer Loans, Home Equity, Non-Owner Occupied Commercial Real Estate, and Residential Real Estate.

The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type as of December 31, 2023.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2023
		% of
	$	Loans

Agriculture	3,106	19.0
Business Loans	2,684	26.1
Consumer Loans	355	0.5
Home Equity	2,341	7.9
Non-Owner Occupied CRE	818	10.0
Residential Real Estate	5,872	36.5
Total allowance for credit losses	15,176	100.0

As of December 31, 2023, Residential Real Estate loans represent 36.6% of total loans with 38.7% of the allowance covering these loans. Business Loans represent 26.1% of total loans with 17.7% of the allowance covering these loans. Agriculture Loans represent 19.0% of total loans with 20.5% of the allowance covering these loans. Non-Owner Occupied CRE represents 10.0% of total loans with 5.4% of the allowance covering these loans. Home Equity Loans represent 7.9% of total loans with 15.4% of the allowance covering these loans. The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off.

The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type as of December 31, 2022.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2022
		% of
	$	Loans

Commercial real estate	6,074	43.7
Consumer real estate	5,442	43.8
Commercial and industrial	2,151	12.0
Consumer	67	0.5
Unallocated	417	—
Total allowance for loan losses	14,151	100.0

Deposits

The Corporation’s total ending deposits at December 31, 2023, increased by $87.8 million, or 5.4%, from December 31, 2022. Customer deposits are the Corporation’s primary source of funding for loans and securities. Deposit balances grew rapidly in 2022 and prior years due to the very low interest rate environment and the few options available for customers to earn a return on their investment. During 2023, the Corporation grew deposits at a slower pace due to the rapidly rising rate environment and the financial/product options available to customers.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the average balances of each category for December 31, 2023 and December 31, 2022.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2023		2022
	$	%	$	%

Non-interest bearing demand	615,169	—	664,116	—
Interest-bearing demand	214,100	4.12	117,123	1.24
NOW accounts	110,652	0.34	131,613	0.05
Money market deposit accounts	163,256	1.69	167,013	0.16
Savings accounts	337,659	0.10	365,460	0.03
Time deposits	208,320	3.12	116,615	0.75
Total deposits	1,649,156		1,561,940

The average balance of the Corporation’s core deposits decreased by $4.5 million, or 0.3%, from December 31, 2022, to December 31, 2023. Non-interest bearing demand accounts decreased by $48.9 million, or 7.4%, and are the Corporation’s cheapest source of funding for balance sheet growth. Interest-bearing demand accounts grew by $97.0 million, or 82.8%, as a result of participating in the reciprocal program for an off-balance sheet sweep product. Money market account average balances decreased by $3.8 million, or 2.2%, and savings accounts decreased by $27.8 million, or 7.6%, from December 31, 2022, to December 31, 2023. Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. In 2023, time deposits grew significantly, by $91.7 million, or 78.6%, compared to average balances at December 31, 2022.

As of December 31, 2023, time deposits of $250,000 or more made up 17.7% of the total time deposits. This compares to 7.2% on December 31, 2022. The total dollar amount of time deposits of $250,000 or more increased $49,446,000, or 510.5%, from December 31, 2022 to December 31, 2023. Since time deposits of $250,000 or more are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $250,000 or more for the past two years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $250,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2023	2022
	$	$

Three months or less	6,359	1,940
Over three months through six months	23,297	517
Over six months through twelve months	14,013	877
Over twelve months	15,462	6,351
Total	59,131	9,685

As of December 31, 2023 and 2022, the total uninsured deposits of the Corporation were approximately $226,771,000 and $380,064,000, or 13.1% and 23.2% of total deposits, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Borrowings

Total borrowings were $140.8 million as of December 31, 2023, and $113.4 million as of December 31, 2022. The Corporation had no short-term borrowings at December 31, 2023, and had $16.0 million in short-term borrowings at December 31, 2022. Long-term borrowings with the Federal Home Loan Bank (FHLB) increased to $101.2 million as of December 31, 2023, from $58.0 million as of December 31, 2022. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. The increase in long-term FHLB borrowing balances during the year related to strong loan growth and a desire to hedge against potential deposit runoff as a result of the challenging economic environment. As of December 31, 2023, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $687.7 million as of December 31, 2023.

In addition to the long-term advances funded through the FHLB, the Corporation previously completed two sales of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes in December 2020 with a maturity date of December 30, 2030 and another $20.0 million in July 2022 with a maturity date of September 30, 2032. These notes are non-callable for 5 years and carry a fixed interest rate of 4.00% and 5.75%, respectively, for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of December 31, 2023, $33.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of December 31, 2023	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of December 31, 2023 the Bank’s Tier 1 Leverage Ratio stood at 9.4% while the Corporation’s Tier 1 Leverage Ratio was 7.7%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Since the Corporation elected to opt-out of the requirement to include most components of accumulated other comprehensive income in calculating regulatory capital, the significant devaluation of the investment portfolio that resulted in a higher level of unrealized losses, has not affected the regulatory capital. However, the changes in investment unrealized gains and losses do impact tangible capital on the balance sheet on an ongoing basis and was adversely impacted by the dramatic increase in market interest rates during 2022 and 2023.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2023, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	249,641	59,959	24,100	—	333,700
Borrowings (Notes G and H)	17,406	63,982	59,396	—	140,784
Operating Leases (Note Q)	457	585	461	1,278	2,781

Total contractual obligations	267,504	124,526	83,957	1,278	477,265

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2023. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2023
$
Commitments to extend credit:
Revolving home equity loans	218,462
Construction loans	33,789
Real estate loans	107,563
Business loans	229,137
Consumer loans	1,451
Other	5,767
Standby letters of credit	18,339

Total	614,508

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

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans if the factors described below were adjusted in the Corporation’s CECL model as of December 31, 2023.

	Increase/(Decrease) ($)	Adjustment Factor
Economic Forecast	(2,381)	If S1 forecasts were used instead of weighted upside/downside/baseline scenarios
Economic Forecast	(476)	If Baseline forecasts were used instead of weighted upside/downside/baseline scenarios
Economic Forecast	944	If 40/30/30 weighted scenarios were used for baseline/S1/S3
Economic Forecast	6,163	If S3 forecasts were used instead of weighted upside/downside/baseline scenarios

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

Liquidity

Liquidity refers to having an adequate supply of cash available to meet business needs. Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at an advantageous cost. Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation. The Corporation uses a variety of funding sources to meet liquidity needs, such as: Deposits, loan repayments, paydowns, maturities, and sales of investment securities, borrowings, and current earnings.

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

Gap ratios have been relatively stable for the Corporation throughout 2023. The Corporation’s assets are fairly long, with relatively low levels of cash and cash equivalents. Meanwhile the Corporation’s core deposit liabilities continue to model as long liabilities, with the complement of shorter term time deposits increasing significantly during 2023.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As of December 31, 2023, the Corporation had higher cash levels than at December 31, 2022. In a rising rate environment, having more assets maturing than liabilities is beneficial because those assets can be reinvested at higher yields.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2023, for the Bank, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	202,480	128,935	419,308	372,718	847,570
Liabilities maturing	432,901	111,375	141,676	213,848	843,793
Maturity gap	(230,421)	17,560	277,632	158,870	3,777
Cumulative maturity gap	(230,421)	(212,861)	64,771	223,641	227,418

Maturity gap %	46.8%	115.8%	296.0%	174.3%	100.4%

Cumulative maturity gap %	46.8%	60.9%	109.4%	124.9%	113.0%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of December 31, 2023, cumulative maturity gap ratios were on the low side for up to a year indicating that there are more liabilities maturing in the short time frames than assets. For the six-month time frame, the gap ratio was 46.8% and for the one-year cumulative gap, the ratio was 60.9%. For one year to three years, the cumulative gap was 109.4%, representing a higher level of asset maturities versus liabilities. For the three to five-year time frame, the cumulative gap was 124.9%, and for the over five-year time frame, the cumulative gap was 113.0%. In a rising rate environment, higher gap ratios are beneficial as assets can reprice to the higher rates; however, lower gap ratios are harmful in a rising rate environment as liabilities would potentially be repricing to higher rates faster than assets. Management anticipates higher deposit and borrowings costs with limited savings on the liability side later in 2024 should the Fed start to move rates down. Higher liability costs will result primarily from deposits continuing to reprice to higher rates and shifting from lower cost accounts to higher cost accounts. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

It is likely that with some competition pricing and talk of a recession in 2024, customer behavior patterns would change and deposits would become more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate decreases is high in the latter part of 2024, driven by economic factors.

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

As of December 31, 2023, the Corporation was within guidelines for all of the above measurements except for two that fell in the moderate range: long term assets to total assets and tangible equity to total assets. The long term assets to total assets is slightly elevated due to holding more mortgages on the balance sheet as well as a large amount of longer municipal securities in the investment portfolio. The tangible equity to total assets ratio is lower due to the unrealized losses experienced on the investment portfolio due to the rapid increase in interest rates in 2022 and 2023.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2023, and December 31, 2022. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2023	2022	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	(7.0)	(6.8)	(20.00)
200 basis point rise	(3.8)	(4.1)	(16.00)
100 basis point rise	(1.6)	(1.6)	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(3.2)	0.4	(12.00)
200 basis point decline	(3.0)	(2.6)	(16.00)
300 basis point decline	(3.3)	—	(20.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

As of December 31, 2023, the above analysis shows a negative impact to the Corporation’s net interest income in all rate scenarios. In the past two years, the Federal funds rate has increased rapidly. The Corporation is now experiencing a rising cost of funds on the liability side in pricing its deposits. Once deposit pricing has stabilized, net interest income would increase with the repricing of variable rate loans and securities moving immediately as Prime moves. The pressure on the cost of funds side is currently resulting in the Corporation being liability sensitive in the short-term, but asset sensitive in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In all rates-up scenarios, modeled net interest income compared very similar to the results as of December 31, 2022. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been more significant and happening faster than in years prior to 2022 when market rates were not moving. This has resulted in the pressure on net interest income shown above. In past years, financial institutions have benefited from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value (NPV)

The change in NPV gives a long-term view of the exposure to changes in interest rates. The NPV is calculated by discounting the future cash flows to the present value based on current market rates. The NPV is the mathematical equivalent of the present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2023 and December 31, 2022. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of December 31, 2023, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-300 basis point rate scenario. The positive impact of higher rates on both loans and securities was down from December 31, 2022. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. This was especially apparent throughout 2022 when rates were extremely low and the Corporatin’s deposits grew at a very fast pace. In 2023, deposit growth was slower and deposit pricing increased resulting in a decline in the benefit in the rising rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scnenarios as of December 31, 2023 and 2022.

CHANGES IN NET PORTFOLIO VALUE

	2023	2022	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	5.0	11.0	(30.00)
200 basis point rise	6.0	10.0	(25.00)
100 basis point rise	5.0	7.0	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(9.0)	(11.0)	(20.00)
200 basis point decline	(24.0)	(29.0)	(25.00)
300 basis point decline	(46.0)		(30.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities. Base rate is the Prime rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The results as of December 31, 2023, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 5.0% in the rates-up 300 basis point scenario, and gains of 6.0% and 5.0%, in the rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

The changes in net portfolio value do show exposure in the down-rate scenarios with the 300 rate scenario that is outside of policy guidelines. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note A to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

ENB FINANCIAL CORP

Basis for Opinion (Continued)

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

Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of December 31, 2023, and the associated ACL was $15.2 million. As discussed in Note A and C to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience, ability, and depth of management, volume and severity of problem credits, quality and oversight of the credit review system, changes in the underlying value of collateral, concentrations of credit, and external factors.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

ENB FINANCIAL CORP

Allowance for Credit Losses (ACL) – Qualitative Factors (Continued)

How We Addressed the Matter in Our Audit (Continued)

●	Testing the completeness and accuracy of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.
●	Testing management’s process and evaluating the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative factor adjustments, including the magnitude and directional consistency of the adjustments.

We have served as the Company’s auditor since 2005.

S.R. Snodgrass, P.C.

King of Prussia, Pennsylvania

March 22, 2024

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2023	2022
	$	$
ASSETS
Cash and due from banks	29,519	28,935
Interest-bearing deposits in other banks	59,477	8,637

Total cash and cash equivalents	88,996	37,572

Securities available for sale (at fair value, net of allowance for credit losses of $0)	459,569	529,142
Equity securities (at fair value)	9,451	9,118

Loans held for sale	352	5,927

Loans (net of unearned income)	1,360,078	1,191,117

Less: Allowance for credit losses	15,176	14,151

Net loans	1,344,902	1,176,966

Premises and equipment	25,284	25,333
Regulatory stock	8,540	6,670
Bank owned life insurance	35,632	34,805
Other assets	28,098	33,183

Total assets	2,000,824	1,858,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	611,968	672,342
Interest-bearing	1,114,830	966,616

Total deposits	1,726,798	1,638,958

Short-term debt	—	16,000
Long-term debt	101,228	58,039
Subordinated debt	39,556	39,396
Other liabilities	13,588	8,988

Total liabilities	1,881,170	1,761,381

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,670,054 as of 12/31/23 and 5,635,533 as of 12/31/22	574	574
Capital surplus	4,072	4,437
Retained earnings	150,596	142,677
Accumulated other comprehensive loss, net of tax	(34,355)	(48,292)
Less: Treasury stock cost on 69,060 shares as of 12/31/23 and 103,581 shares as of 12/31/22	(1,233)	(2,061)

Total stockholders' equity	119,654	97,335

Total liabilities and stockholders' equity	2,000,824	1,858,716

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2023	2022
	$	$
Interest and dividend income:
Interest and fees on loans	61,235	41,944
Interest on securities available for sale
Taxable	11,648	9,048
Tax-exempt	3,001	4,214
Interest on deposits at other banks	890	172
Dividend income	1,103	581

Total interest and dividend income	77,877	55,959

Interest expense:
Interest on deposits	18,766	2,750
Interest on borrowings	5,072	2,626

Total interest expense	23,838	5,376

Net interest income	54,039	50,583

Provision for credit losses	520	1,300
Net interest income after provision for credit losses	53,519	49,283

Other income:
Trust and investment services income	2,883	2,643
Service fees	4,746	2,938
Commissions	3,618	3,663
(Losses) gains on sale of debt securities, net	(1,371)	42
Losses on equity securities, net	(125)	(32)
Gains on sale of mortgages	767	1,302
Earnings on bank-owned life insurance	958	1,583
Other income	1,223	1,425

Total other income	12,699	13,564

Operating expenses:
Salaries and employee benefits	30,152	27,324
Occupancy	3,259	2,846
Equipment	1,302	1,240
Advertising & marketing	1,404	1,083
Computer software & data processing	6,891	5,591
Shares tax	1,167	1,380
Professional services	3,198	2,743
Other expense	4,034	3,722

Total operating expenses	51,407	45,929

Income before income taxes	14,811	16,918

Provision for federal income taxes	2,436	2,287

Net income	12,375	14,631

Earnings per share of common stock (basic and diluted)	2.19	2.62

Cash dividends paid per share	0.68	0.68

Weighted average shares outstanding	5,644,486	5,588,656

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2023	2022
	$	$

Net income	12,375	14,631

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	16,271	(65,443)
Income tax effect	(3,417)	13,743
	12,854	(51,700)

Losses (gains) recognized in earnings	1,371	(42)
Income tax effect	(288)	9
	1,083	(33)

Other comprehensive income (loss), net of tax	13,937	(51,733)

Comprehensive Income (Loss)	26,312	(37,102)

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2021	574	4,520	131,856	3,441	(3,103)	137,288

Net income	—	—	14,631	—	—	14,631

Other comprehensive loss, net of tax	—	—	—	(51,733)	—	(51,733)
			—
Stock-based compensation expense		11				11

Treasury stock purchased - 6,456 shares	—	—	—	—	(116)	(116)

Treasury stock issued - 58,032 shares	—	(94)	—	—	1,158	1,064

Cash dividends paid, $0.68 per share	—	—	(3,810)	—	—	(3,810)

Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335

Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)

Net income	—	—	12,375	—	—	12,375

Other comprehensive income, net of tax	—	—	—	13,937	—	13,937
			—
Stock-based compensation expense	—	62	—	—	—	62

Treasury stock purchased - 40,134 shares	—	—	—	—	(572)	(572)

Treasury stock issued - 74,655 shares	—	(427)	—	—	1,400	973

Cash dividends paid, $0.68 per share	—	—	(3,837)	—	—	(3,837)

Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net income	12,375	14,631
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	4,689	5,233
Increase in interest receivable	(459)	(1,403)
Increase in interest payable	1,606	346
Provision for credit losses	520	1,300
Loss (gain) on sale of debt securities, net	1,371	(42)
Loss on equity securities, net	125	32
Gain on sale of mortgages	(767)	(1,302)
Loans originated for sale	(31,532)	(30,160)
Proceeds from sales of loans	37,874	28,729
Earnings on bank-owned life insurance	(958)	(1,583)
Depreciation of premises and equipment and amortization of software	2,004	1,629
Deferred income tax	168	(65)
Amortization of deferred fees on subordinated debt	160	116
Stock-based compensation expense	62	11
Other assets and other liabilities, net	2,909	4,144
Net cash provided by operating activities	30,147	21,616

Cash flows from investing activities:
Securities avaiable for sale:
Proceeds from maturities, calls, and repayments	31,865	53,714
Proceeds from sales	61,089	28,590
Purchases	(11,433)	(123,854)
Equity securities:
Proceeds from sales	—	151
Purchases	(458)	(319)
Purchase of regulatory bank stock	(3,001)	(1,982)
Redemptions of regulatory bank stock	1,131	692
Proceeds from bank-owned life insurance	2,078	—
Net increase in loans	(169,502)	(270,468)
Purchases of premises and equipment, net	(1,552)	(2,192)
Purchase of computer software	(533)	(141)
Net cash used for investing activities	(90,316)	(315,809)

Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(112,033)	106,852
Net increase in time deposits	199,873	19,893
Proceeds from short-term debt	—	16,000
Repayments of short-term debt	(16,000)	—
Proceeds from long-term debt	57,005	13,833
Repayments of long-term debt	(13,816)	—
Proceeds from issuance of subordinated debt	—	19,600
Dividends paid	(3,837)	(3,810)
Proceeds from sale of treasury stock	973	1,064
Treasury stock purchased	(572)	(116)
Net cash provided by financing activities	111,593	173,316
Increase (decrease) in cash and cash equivalents	51,424	(120,877)
Cash and cash equivalents at beginning of period	37,572	158,449
Cash and cash equivalents at end of period	88,996	37,572

Supplemental disclosures of cash flow information:
Interest paid	22,232	5,030
Income taxes paid	2,000	1,900

Supplemental disclosure of non-cash investing and financing activities:
	—	—
Fair value adjustments for securities available for sale	(17,642)	65,485
Recognition of lease operating right-of-use assets	—	2,811
Recognition of operating lease liabilities	—	2,811
Death benefits receivable on BOLI	2,083	2,075

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ENB Financial Corp, (“the Corporation”) through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through thirteen full-service office locations. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. ENB Insurance is managed separately from the banking and related financial services that the Corporation offers.

Basis of Presentation

The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates of the Corporation, including the allowance for credit losses, are evaluated regularly by management. Actual results could differ from the reported estimates given different conditions or assumptions. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

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

In connection with the adoption of ASU 2016-13, the Corporation made changes to the loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note C Loans and Allowance for Credit Losses for further discussion of these portfolio segments.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Concurrently, on January 1, 2023, the Corporation adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, the effective date of the guidance, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks and include cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2023 and 2022, all debt securities were classified as AFS, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. AFS debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

Allowance for Credit Losses- Available for Sale securities

The Corporation is required to conduct a credit loss evaluation on AFS securities to determine whether the Corporation has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Corporation to reduce the security's amortized cost basis down to its fair value through earnings. The Corporation also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, and extent to which the fair value has been less than amortized cost, and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under ASU 2016-13, if the present value of the cash flows expected to be collected is less than the amortized cost, an allowance for credit losses (ACL) is recorded, which is limited by the amount that the fair value is less than the amortized cost. Any additional amount of loss would be due to non-credit factors and is recorded in accumulated other comprehensive income (AOCI), net of tax. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of tax, on the consolidated statements of financial condition.

Equity Securities

Equity securities include common stocks of public companies and a Community Reinvestment Act-qualified mutual fund that the Corporation has the intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with changes in unrealized holding gains and losses recognized through earnings on a monthly basis.

Other Than Temporary Impairment (“OTTI”)

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses-Loans

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

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans.  Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In terms of the Corporation’s loan portfolio, Consumer loans are deemed to have the most risk and therefore carry a higher qualitative adjustment than other portfolio segments.  These loans are highly dependent on their financial condition and therefore are more dependent on economic conditions. Business loans are considered to have more risk than the Agriculture, Home Equity, and Residential Real Estate loans as these loans have accounted for higher levels of charge-offs.  The Corporation’s Non-Owner Occupied CRE portfolio has performed well historically with no losses in the look-back period.  Overall, the Corporation has historically experienced very low levels of delinquencies, non-accrual loans, and charge-offs. Qualitative factors are set and adjusted accordingly.

Allowance for Credit Losses-Loans —Prior to the Adoption of ASU 2016-13

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Bank calculated our ALL using an incurred loan loss methodology. The following policy related to the ALL in prior periods.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Non-Accrual Loans

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers.  The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets.  The liability was $1,325,000 as of December 31, 2023, and $1,017,000 as of December 31, 2022.  As the unadvanced portion of lines of credit increases, this provision will increase.

Management follows the same methodology as the allowance for credit losses when calculating the allowance for off-balance sheet extensions of credit. The unadvanced amounts for each loan segment are broken down by credit classification.  A historical loss ratio and qualitative factor are calculated for each credit classification by loan type.  The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio, which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation.  The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2023, or December 31, 2022.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $2,151,000 of MSRs as of December 31, 2023, compared to $2,030,000 as of December 31, 2022. The value of MSRs increased during 2023 as valuation of new assets outpaced amortization on existing assets. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR valuation, while a shorter estimated life would decrease the value of the MSR. Management records the MSR value based on the third-party reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2023 and 2022.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)
	December 31,
	2023	2022
	$	$

Beginning Balance	2,030	1,768
Additions	247	344
Amortization	(64)	(22)
Disposals	(62)	(60)

Ending Balance	2,151	2,030

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Transfer of Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $35,632,000 and $34,805,000 as of December 31, 2023, and 2022, respectively.

Leases

The Corporation has operating leases for several branch locations and office space. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Corporation may also lease certain office equipment under operating leases. Many of the Corporation’s leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Corporation accounts for each component separately based on the standalone price of each component. In addition, there are several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right of use assets and lease liabilities.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management and is based on whether the extension options are reasonably certain to be exercised after giving proper consideration to all facts and circumstances of the lease. If management determines that the Corporation is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.

As most of the leases do not provide an implicit rate, the Corporation uses the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

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

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period less any unvested restricted shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income (Loss)

The Corporation is required to present comprehensive income (loss) in a full set of general-purpose consolidated financial statements for all periods presented. Other comprehensive income (loss) consists of unrealized holding gains and losses on the available for sale securities portfolio.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis.  This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption.   This Update is not expected to have a significant impact on the Corporation’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual period beginning after December 15, 2024.  This Update is not expected to have a significant impact on the Corporation’s financial statements.

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost, gross unrealized gains and losses, estimated fair value, and allowance for credit losses of investment securities held at December 31, 2023 are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$

December 31, 2023
U. S. Treasuries	19,869	—	(1,710)	—	18,159
U.S. government agencies	19,400	—	(1,862)	—	17,538
U.S. agency mortgage-backed securities	43,753	—	(3,597)	—	40,156
U.S. agency collateralized mortgage obligations	21,841	—	(2,004)	—	19,837
Non-agency MBS/CMO	59,281	22	(3,116)	—	56,187
Asset-backed securities	66,391	20	(1,106)	—	65,305
Corporate bonds	61,122	—	(6,118)	—	55,004
Obligations of states and political subdivisions	211,400	1	(24,018)	—	187,383
Total securities available for sale	503,057	43	(43,531)	—	459,569

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held at December 31, 2022, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
Decmber 31, 2022
U. S. Treasuries	35,737	—	(3,080)	32,657
U.S. government agencies	27,605	—	(2,818)	24,787
U.S. agency mortgage-backed securities	49,939	—	(4,632)	45,307
U.S. agency collateralized mortgage obligations	30,193	—	(2,703)	27,490
Non-agency MBS/CMO	53,900	—	(3,650)	50,250
Asset-backed securities	76,110	16	(2,892)	73,234
Corporate bonds	76,685	10	(7,064)	69,631
Obligations of states and political subdivisions	240,102	10	(34,326)	205,786
Total securities available for sale	590,271	36	(61,165)	529,142

The amortized cost and fair value of debt securities available for sale at December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	4,351	4,280
Due after one year through five years	103,985	95,621
Due after five years through ten years	67,391	57,942
Due after ten years	327,330	301,726
Total debt securities	503,057	459,569

Securities available for sale with a par value of $117,525,000 and $116,179,000 at December 31, 2023 and 2022, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $109,651,000 at December 31, 2023, and $107,071,000 at December 31, 2022.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2023	2022
	$	$
Proceeds from sales	61,089	28,590
Gross realized gains	4	191
Gross realized losses	1,375	149

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2023, and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2023
U.S. Treasuries	—	—	18,159	(1,710)	18,159	(1,710)
U.S. government agencies	—	—	17,538	(1,862)	17,538	(1,862)
U.S. agency mortgage-backed securities	—	—	40,147	(3,597)	40,147	(3,597)
U.S. agency collateralized mortgage obligations	—	—	19,837	(2,004)	19,837	(2,004)
Non-Agency MBS/CMO	11,189	(119)	41,966	(2,997)	53,155	(3,116)
Asset-backed securities	2,661	(47)	57,049	(1,059)	59,710	(1,106)
Corporate bonds	—	—	55,004	(6,118)	55,004	(6,118)
Obligations of states & political subdivisions	—	—	186,819	(24,018)	186,819	(24,018)
Total unrealized losses	13,850	(166)	436,519	(43,365)	450,369	(43,531)

As of December 31, 2022
U.S. Treasuries	19,721	(1,169)	12,936	(1,911)	32,657	(3,080)
U.S. government agencies	1,953	(52)	21,634	(2,766)	23,587	(2,818)
U.S. agency mortgage-backed securities	24,667	(1,653)	20,640	(2,979)	45,307	(4,632)
U.S. agency collateralized mortgage obligations	9,984	(500)	17,453	(2,203)	27,437	(2,703)
Non-Agency MBS/CMO	50,250	(3,650)	—	—	50,250	(3,650)
Asset-backed securities	29,283	(1,028)	42,032	(1,864)	71,315	(2,892)
Corporate bonds	15,197	(1,230)	43,417	(5,834)	58,614	(7,064)
Obligations of states & political subdivisions	103,200	(10,949)	100,575	(23,377)	203,775	(34,326)
Total unrealized losses	254,255	(20,231)	258,687	(40,934)	512,942	(61,165)

In the debt security portfolio, there are 319 positions carrying unrealized losses as of December 31, 2023. There were no instruments with current expected credit losses at December 31, 2023.

The Corporation evaluates fixed income positions for current expected credit loss at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the year ended December 31, 2023, and no impairment was recorded during the year ended December 31, 2022.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2023 and December 31, 2022.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2023
CRA-qualified mutual funds	7,734	—	—	7,734
Bank stocks	1,754	144	(181)	1,717
Total equity securities	9,488	144	(181)	9,451

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2022
CRA-qualified mutual funds	7,345	—	—	7,345
Bank stocks	1,685	162	(74)	1,773
Total equity securities	9,030	162	(74)	9,118

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2023 and 2022, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2023 and 2022.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	$	$

Net gains (losses) recognized in equity securities during the period	(125)	(32)

Less: Net gains realized on the sale of equity securities during the period	—	(52)

Unrealized gains (losses) recognized in equity securities held at reporting date	(125)	(84)

There were no proceeds from the sale of equity securities during 2023 and $151,000 during 2022.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans as of December

31, 2023 (in thousands):

December 31,
2023
$

Agriculture	257,372
Business Loans	354,252
Consumer	6,392
Home Equity	107,176
Non-Owner Occupied Commercial Real Estate	135,117
Residential Real Estate (a)	497,553

Gross loans prior to deferred costs	1,357,862

Deferred loan costs, net	2,216
Allowance for credit losses	(15,176)
Total net loans (b)	1,344,902

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $301,822,000 as of December 31, 2023.
(b)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2023 and 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of December 31, 2023 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$47,599	$41,741	$49,276	$18,699	$14,793	$58,459	$21,157	$—	$251,724
Special Mention	60	9	96	697	170	1,136	204	—	2,372
Substandard	—	—	424	719	361	1,772		—	3,276
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,659	$41,750	$49,796	$20,115	$15,324	$61,367	$21,361	$—	$257,372

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$43,670	$102,419	$64,030	$36,675	$17,785	$45,583	$37,269	$—	$347,431
Special Mention	—	43	426	—	—	270	100	—	839
Substandard	3,152	1,369	—	263	—	838	360	—	5,982
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,822	$103,831	$64,456	$36,938	$17,785	$46,691	$37,729	$—	$354,252

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$26,757	$43,976	$27,377	$12,849	$7,705	$12,397	$375	$—	$131,436
Special Mention	392	639	—	—	—	37	—	—	1,068
Substandard	—	—	—	—	2,312	301	—	—	2,613
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,149	$44,615	$27,377	$12,849	$10,017	$12,735	$375	$—	$135,117

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$118,026	$188,136	$140,683	$68,223	$40,283	$116,439	$58,801	$—	$730,591
Special Mention	452	691	522	697	170	1,443	304	—	4,279
Substandard	3,152	1,369	424	982	2,673	2,911	360	—	11,871
Doubtful	—	—	—	—	—	—	—	—	—
Total (a)	$121,630	$190,196	$141,629	$69,902	$43,126	$120,793	$59,465	$—	$746,741

(a)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2023 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,251	$1,085	$351	$176	$31	$3	$1,482	$—	$6,379
Nonperforming	—	13	—	—	—	—	—	—	13
Total	$3,251	$1,098	$351	$176	$31	$3	$1,482	$—	$6,392

Consumer
Current period gross charge-offs	$—	$40	$17	$1	$1	$6	$—	$—	$65

Home equity
Payment Performance
Performing	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,076	1,399	$107,026
Nonperforming	—	—	—	—	—	—	150	—	150
Total	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,226	$1,399	$107,176

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$123,368	$148,835	$105,283	$43,961	$31,514	$44,236	$—	$—	$497,197
Nonperforming	—	—	356	—	—	—	—	—	356
Total	$123,368	$148,835	$105,639	$43,961	$31,514	$44,236	$—	$—	$497,553

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$133,705	$168,396	$106,683	$44,701	$32,074	$46,086	$77,558	$1,399	$610,602
Nonperforming	—	13	356	—	—	—	150	—	519
Total (a)	$133,705	$168,409	$107,039	$44,701	$32,074	$46,086	$77,708	$1,399	$611,121

(a)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2022 in accordance with ASC 310 (in thousands):

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2022	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	409,854	11,598	98,349	5,739	525,540
Non-performing	447	339	—	30	816
Total	410,301	11,937	98,349	5,769	526,356

Age Analysis of Past Due Loans Receivable

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2023:

	December 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,372	$—	$—	$—	$—	$257,372
Business Loans	354,008	130	—	114	244	354,252
Consumer	6,361	15	3	13	31	6,392
Home Equity	106,787	170	69	150	389	107,176
Non-Owner Occupied CRE	135,117	—	—	—	—	135,117
Residential Real Estate	495,952	1,245	—	356	1,601	497,553
Total (a)	$1,355,597	$1,560	$72	$633	$2,265	$1,357,862

(a)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2023, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$941	$—	$941	$—	$941
Business Loans	1,817	—	1,817	—	1,817
Consumer Loans	—	—	—	13	13
Home Equity	—	—	—	150	150
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	356	356
Total (a)	$2,758	$—	$2,758	$519	$3,277

(a)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2022 (in thousands):

NON-ACCRUAL LOANS BY LOAN CLASS

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

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of December 31, 2023 (in thousands).

	Real Estate	Other	None	Total
Agriculture	$941	$—	$—	$941
Business Loans	1,817	—	—	1,817
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Total	$2,758	$—	$—	$2,758

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

There were no payment defaults for loans granted modifications due to a borrower experiencing financial difficulty within twelve months of the modification date, during the year ended December 31, 2023.

As described in Note 1, the Corporation adopted ASU 2022-02 on January 1, 2023, which eliminated the recognition and measurement of troubled debt restructurings (TDRs). There was one TDR as of December 31, 2022 with a balance of $442,000.00.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2023:

		Impact of
	Beginning	adopting			Provisions	Ending
	Balance	ASC 326	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Commercial Real Estate	$6,074	$(6,074)	$—	$—	$—	$—
Consumer Real Estate	5,442	(5,442)	—	—	—	—
Commercial & Industrial	2,151	(2,151)	—	—	—	—
Agriculture	—	3,537	—	71	(502)	3,106
Business Loans	—	3,382	—	11	(709)	2,684
Consumer Loans	67	183	(64)	4	165	355
Home Equity	—	2,129	—	—	212	2,341
Non-Owner Occupied CRE	—	875	—	—	(57)	818
Residential Real Estate	—	4,658	—	8	1,206	5,872
Unallocated	417	(417)	—	—	—	—

Total (a)	$14,151	$680	$(64)	$94	$315	$15,176

(a)	Refer to Note A, Accounting Pronouncements Adopted in 2023 for details of reclassification of the portfolio segments related to adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

During the year ended December 31, 2023, management charged off $64,000 in loans while recovering $94,000 and added $315,000 to the provision for credit losses related to loans and added $205,000 to the provision for off-balance sheet credit exposure for a combined provision of $520,000.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

The December 31, 2023 ending balance of the allowance for credit losses related to loans was up $1,025,000, or 7.2%, from December 31, 2022, and the allowance as a percentage of total loans was 1.12% as of December 31, 2023, and 1.19% as of December 31, 2022.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	6,263	3,834	2,112	87	635	12,931

Charge-offs	(84)	—	(44)	(19)	—	(147)
Recoveries	10	10	42	5	—	67
Provision (credit)	(115)	1,598	41	(6)	(218)	1,300

Ending balance	6,074	5,442	2,151	67	417	14,151

Ending balance: individually evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	6,074	5,442	2,151	67	417	14,151

Loans receivable:
Ending balance	518,783	520,587	143,314	5,769		1,188,453
Ending balance: individually evaluated for impairment	4,430	—	190	—		4,620
Ending balance: collectively evaluated for impairment	514,353	520,587	143,124	5,769		1,183,833

During the year ended December 31, 2022, management charged off $147,000 in loans while recovering $67,000 and added $1,300,000 to the provision. The unallocated portion of the allowance was 2.9% of total reserves as of December 31, 2022.

During the year ended December 31, 2022, net provision expense was recorded for Consumer Real Estate and Commercial and Industrial but a credit provision was recorded for Commercial Real Estate and Consumer. The provision expense was primarily related to growth in those sectors of the loan portfolio through December 31, 2022, while the credit provision was primarily related to declining qualitative factors in several areas.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2023	2022
	$	$
Land	5,043	5,043
Buildings and improvements	32,364	30,780
Furniture and equipment	11,246	10,330
Construction in process	275	1,298
Total	48,928	47,451
Less accumulated depreciation	(23,644)	(22,118)
Premises and equipment	25,284	25,333

Depreciation expense, which is included in operating expenses, amounted to $1,601,000 for 2023, and $1,335,000 for 2022. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2023 and 2022, the construction in process consists primarily of costs associated with the construction of a drive-thru facility as well as renovations to leased office space.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2023, the Bank held $7,360,000 in stock of the FHLB compared to $5,552,000 as of December 31, 2022.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 8.25% annualized on activity stock and 5.35% annualized on membership stock as of December 31, 2023. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $1,143,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2023, compared to $1,081,000 and $37,000, respectively, as of December 31, 2022.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2023	2022
	$	$

Non-interest bearing demand	611,968	672,342
Interest-bearing demand	214,033	164,208
NOW accounts	99,738	139,846
Money market deposit accounts	158,446	163,836
Savings accounts	308,913	364,897
Time deposits under $250,000	274,569	124,144
Time deposits of $250,000 or more	59,131	9,685
Total deposits	1,726,798	1,638,958

At December 31, 2023, the scheduled maturities of time deposits are as follows:

2024	249,641
2025	44,621
2026	15,338
2027	2,366
2028	21,734

Total	333,700

At December 31, 2023, the Bank held $39,092,000 in brokered deposits compared to $19,518,000 as of December 31, 2022.

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
	$	$

Total short-term borrowings outstanding at year end	—	16,000
Average interest rate at year end	—	3.00%
Maximum outstanding at any month end	13,500	24,000
Average amount outstanding for the year	5,587	13,336
Weighted-average interest rate for the year	3.53%	2.29%

As of December 31, 2023, the Corporation had approved unsecured Federal funds lines of $30 million. The Corporation also has the ability to borrow from the Federal Reserve through either the Discount Window or the Bank Term Funding Program (BTFP). The amount of borrowing available through the Discount Window was $48.9 million, while the BTFP availability was $20.0 million as of December 31, 2023. As of December 31, 2022, the Corporation had $52.6 million in available borrowings at the Discount Window. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) Borrowings

Maturities of FHLB borrowings at December 31, 2023, and 2022, are summarized as follows:

	December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2023	—	—	13,816	2.77
2024	17,406	2.02	17,406	2.02
2025	15,984	2.16	12,984	1.47
2026	28,158	4.47	—	—
2027	16,833	4.11	13,833	4.01
2028	22,847	3.81	—	—

Total other borrowings	101,228	3.47	58,039	1.89

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

The Corporation had an FHLB maximum borrowing capacity of $687.7 million as of December 31, 2023 with remaining borrowing capacity of $583.3 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

Subordinated debt at December 31, 2023 and 2022 was as follows:

(Dollars in thousands)		December 31,
		2023	2022
		Carrying	Carrying		Issued
		Amount	Amount	Rate	Amount
Issued by	Ranking	$	$	%	$	Date Issued	Maturity
ENB Financial Corp	Subordinated (1)(2)	19,840	19,760	4.00%	20,000	12/30/20	12/30/30
ENB Financial Corp	Subordinated (1)(3)	19,716	19,636	5.75%	20,000	07/22/22	09/30/32
	Total	39,556	39,396

(1)	The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2025.
(3)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after July 22, 2027.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE I – CAPITAL TRANSACTIONS

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaced the 2019 plan. As of December 31, 2023, a total of 79,490 shares were repurchased at a total cost of $1,357,000, for an average cost per share of $17.07. Shares repurchased under these plans were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

●	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 15% discount from the stock’s fair market value at the end of each quarter,
●	a dividend reinvestment plan (DRP), and;
●	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 46,033 shares issued through the ESPP in 2023 with 349,886 shares issued since existence. The DRP was started in 2005 with 19,421 shares issued in 2022 and 263,044 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. A total of 5,731 shares were issued in connection with this plan in 2023 and 49,925 since existence. In 2022, there were 39,617 shares issued through the ESPP, 14,170 shares issued through the DRP, and 4,245 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2023 and 2022 was 71,185 and 58,032, respectively.

The Corporation entered into employment agreements with a number of its key personnel. The initial term of each employment agreement is three (3) years. Each employment agreement shall automatically renew for additional three (3) year terms at the end of the initial three (3) year term and at the end of each three (3) year renewal of the employment agreement unless notice to terminate is given by either party at least one hundred eighty (180) days prior to the expiration of the initial term or any renewal term of the employment agreement. If proper notice to terminate is not given, each employment agreement shall renew for an additional three (3) years. Further, in consideration of entering into the employment agreements, the employees each received restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Corporation common stock. The restricted stock units vest at a rate of 33 1/3% on each anniversary of the date of grant. The product of the number of shares granted and the grant date market price of the Corporation’s common stock determines the fair value of the restricted shares which is expensed over the vesting period. During the year ended December 31, 2023, the Corporation recorded $62,000 of stock-based compensation expense, compared to $11,000 for the year ended December 31, 2022. Expected future compensation expense relating to the restricted stock units is $125,000 over the remaining vesting period.

The following is a summary of the status of the Corporation’s nonvested restricted stock as of December 31, 2023, and changes therein during the year then ended:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at December 31, 2022	11,960	16.80
Granted	1,439	$13.90
Vested	3,539	16.80
Forfeited	1,340	16.80
Nonvested at December 31, 2023	8,520	$16.31

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were $22,500 for 2023 and $20,500 for 2022, for persons under age 50, and for persons over age 50 were $30,000 in 2023 and $27,000 in 2022.  The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $447,000 for 2023 and 2022.

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

For purposes of the 401(k) Savings Plan, covered compensation was limited to $330,000 in 2023 and $305,000 in 2022.  Total expenses of the plan were $986,000 and $941,000, for 2023 and 2022, respectively.  The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

The life insurance policies had an aggregate death benefit value of $6,069,000 at December 31, 2023, and $6,787,000 at December 31, 2022. The cash surrender value of the above policies totaled $4,786,000 and $5,275,000 as of December 31, 2023, and 2022, respectively.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2023		2022
	$	%	$	%

Income tax at statutory rate	3,110	21.0	3,553	21.0
Tax-exempt interest income	(885)	(6.0)	(1,052)	(6.2)
Non-deductible interest expense	376	2.5	89	0.5
Bank-owned life insurance	(174)	(1.2)	(307)	(1.8)
Other	9	0.1	4	0.0

Income tax expense	2,436	16.4	2,287	13.5

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2020.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2023	2022
	$	$
Current tax expense	2,268	2,352
Deferred tax expense (benefit)	168	(65)
Income tax expense	2,436	2,287

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2023	2022
	$	$

Deferred tax assets
Allowance for credit losses	3,187	2,972
Allowance for off-balance sheet extensions of credit	278	214
Net unrealized holding losses on securities available for sale	9,132	12,837
Interest on non-accrual loans	9	10
Other	592	664
Total deferred tax assets	13,198	16,697

Deferred tax liabilities
Premises and equipment	(1,184)	(936)
Mortgage servicing rights	(464)	(334)
Discount on investment securities	(288)	(210)
Other	(574)	(655)
Total deferred tax liabilities	(2,510)	(2,135)
Net deferred tax assets	10,688	14,562

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

As of December 31, 2023 and 2022, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2023 and December 31, 2022, compared to regulatory levels.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	210,066	14.8	N/A	N/A	N/A	N/A
Bank	204,290	14.4	113,182	8.0	141,477	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	154,009	10.9	N/A	N/A	N/A	N/A
Bank	187,790	13.3	84,886	6.0	113,182	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	154,009	10.9	N/A	N/A	N/A	N/A
Bank	187,790	13.3	63,665	4.5	91,960	6.5

Tier I Capital to Average Assets
Consolidated	154,009	7.7	N/A	N/A	N/A	N/A
Bank	187,790	9.4	80,295	4.0	100,369	5.0

As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	200,191	15.0	N/A	N/A	N/A	N/A
Bank	193,076	14.5	106,407	8.0	133,008	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	145,627	10.9	N/A	N/A	N/A	N/A
Bank	177,907	13.4	79,805	6.0	106,407	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	145,627	10.9	N/A	N/A	N/A	N/A
Bank	177,907	13.4	59,854	4.5	86,455	6.5

Tier I Capital to Average Assets
Consolidated	145,627	7.6	N/A	N/A	N/A	N/A
Bank	177,907	9.3	76,190	4.0	95,238	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2024, without the approval of the OCC, of approximately $22.6 million, plus an additional amount equal to the Corporation’s net profits for 2024, up to the date of any such dividend declaration.

NOTE N – TRANSACTIONS WITH DIRECTORS AND OFFICERS

The following table presents activity in the amounts due from directors, executive officers, immediate family, and affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties is shown below.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
	$	$

Balance, beginning of year	2,624	194
Advances	1,369	1,398
Repayments	(2,025)	(1,614)
Other changes	—	2,646
Balance, end of year	1,968	2,624

In the Corporation’s case, other changes in the table above for the year ended December 31, 2022, represented the addition of a director.

Deposits from the insiders totaled $1,792,000 as of December 31, 2023, and $1,417,000 as of December 31, 2022.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2023, firm loan commitments totaled approximately $91.5 million; unused lines of credit totaled $504.7 million; and open letters of credit totaled $18.3 million. The sum of these commitments, $614.5 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the credit loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2022, totaled $596.4 million, representing firm loan commitments of $117.5 million, unused lines of credit of $467.8 million, and open letters of credit totaling $11.1 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2023, the Corporation’s legal lending limit was $30,644,000, and the Corporation’s lending policy internal limit was $22,983,000. This compared to a legal lending limit of $28,961,000, and lending policy limit of $21,721,000 as of December 31, 2022. As of December 31, 2023 and 2022, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $604.7 million, or 44.5%, of the $1,357.9 million gross loans outstanding as of December 31, 2023. This compares to $520.6 million, or 43.8%, of the $1,188.5 million of gross loans outstanding as of December 31, 2022. Residential real estate consists of first mortgages and home equity loans.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 19.0% of gross loans as of December 31, 2023, compared to 18.6% as of December 31, 2022; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2023, the largest specific industry type categories were non-residential real estate investment loans of $102.4 million, or 7.5% of gross loans, dairy cattle and milk production loans of $90.9 million, or 6.7% of gross loans, and residential real estate investment loans with a balance of $62.1 million, or 4.6% of gross loans.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2023, were obligations of states and political subdivisions located in the states of Pennsylvania and California. Based on fair market value, the Corporation had 19% of its portfolio invested in Pennsylvania municipals and 19% in California. As of December 31, 2023, no municipal bonds were below an A credit rating.

The Corporation held $61.1 million of corporate bonds based on amortized cost as of December 31, 2023. Out of the $61.1 million of total corporate securities, $57.1 million is domestic and $4.0 million is foreign-issued debt. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland. In addition, $37.2 million, or 60.9%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2023, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P. All were considered investment grade.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table represents the Consolidated Balance Sheet classification of the Corporation’s Right-of-Use (ROU) assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2023	December 31, 2022
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$2,736	$3,117

Lease Liabilities
Operating lease liabilties	Other Liabilities	$2,781	$3,145

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

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	12.2 years	12.5 years
Weighted-average discount rate
Operating leases	2.85%	2.88%

The total rent expense for all operating leases was $468,000 and $326,000 for the years ended December 31, 2023 and 2022, respectively. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2024	$457
December 31, 2025	346
December 31, 2026	239
December 31, 2027	228
December 31, 2028	233
Thereafter	1,818
Total Future Minimum Lease Payments	3,321
Amounts Representing Interests	(540)
Present Value of Net Future Minimum Lease Payments	$2,781

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	18,159	—	—	18,159
U.S. government agencies	—	17,538	—	17,538
U.S. agency mortgage-backed securities	—	40,156	—	40,156
U. S. agency collateralized mortgage obligations	—	19,837	—	19,837
Non-agency MBS/CMO	—	56,187		56,187
Asset-backed securities	—	65,305	—	65,305
Corporate bonds	—	55,004	—	55,004
Obligations of states and political subdivisions	—	187,383	—	187,383
Marketable equity securities	9,451	—	—	9,451

Total securities	27,610	441,410	—	469,020

On December 31, 2023, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using levels I and II inputs. Level I means each investment has their own quoted prices in an active market and Level II means quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs.

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

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed Loans	—	—	3,144	3,144
	—	—	3,144	3,144

	December 31, 2022
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	4,620	4,620
Total	—	—	4,620	4,620

The Corporation had a total of $3,144,000 of individually analyzed loans as of December 31, 2023. As of December 31, 2022, the Corporation had a total of $4,620,000 of impaired loans with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,144	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,620	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2023
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	88,996	88,996	88,996	—	—
Regulatory stock	8,540	8,540	8,540	—	—
Loans held for sale	352	352	352	—	—
Loans, net of allowance	1,344,902	1,300,300	—	—	1,300,300
Mortgage servicing assets	2,151	2,904	—	—	2,904
Accrued interest receivable	7,015	7,015	7,015	—	—
Bank owned life insurance	35,632	35,632	35,632	—	—

Financial Liabilities:
Demand deposits	611,968	611,968	611,968	—	—
Interest-bearing demand deposits	214,033	214,033	214,033	—	—
NOW accounts	99,738	99,738	99,738	—	—
Money market deposit accounts	158,446	158,446	158,446	—	—
Savings accounts	308,913	308,913	308,913	—	—
Time deposits	333,700	331,680	—	—	331,680
Total deposits	1,726,798	1,724,778	1,393,098	—	331,680

Short-term debt	—	—	—	—	—
Long-term debt	101,228	101,509	—	—	101,509
Subordinated debt	39,556	33,976	—	—	33,976
Accrued interest payable	2,203	2,203	2,203	—	—

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains/(Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2023	(48,292)

Other comprehensive income before reclassifications	12,854
Amount reclassified from accumulated other comprehensive income	1,083

Period change	13,937

Balance at December 31, 2023	(34,355)

Balance at January 1, 2022	3,441

Other comprehensive loss before reclassifications	(51,700)
Amount reclassified from accumulated other comprehensive loss	(33)
Period change	(51,733)

Balance at December 31, 2022
(48,292)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2023	2022	in the Consolidated
	$	$	Statements of Income
Securities available for sale:
Net securities (losses) gains reclassified into earnings	(1,371)	42	(Losses) gains on sale of debt securities, net
Related income tax benefit (expense)	288	(9)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(1,083)	33

Total reclassifications for the period	(1,083)	33

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE U – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2023	2022
	$	$
Assets
Cash	2,969	4,601
Equity securities	1,717	1,773
Equity in bank subsidiary	153,434	129,615
Other assets	1,100	768
Total assets	159,220	136,757

Liabilities
Subordinated debt	39,556	39,396
Other Liabilities	10	26
Total Liabilities	39,566	39,422

Stockholders' Equity
Common stock	574	574
Capital surplus	4,072	4,437
Retained earnings	150,596	142,677
Accumulated other loss, net of tax	(34,355)	(48,292)
Treasury stock	(1,233)	(2,061)
Total stockholders' equity	119,654	97,335

Total liabilities and stockholders' equity	159,220	136,757

Condensed Statements of Comprehensive Income (Loss)
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2023	2022
	$	$
Income
Dividend income - investment securities	71	67
Losses on equity securities, net	(126)	(32)
Dividend income	3,837	3,810
Undistributed earnings of bank subsidiary	10,438	12,161
Total income	14,220	16,006

Expense
Subordinated debt interest expense	1,950	1,311
Shareholder expenses	176	150
Other expenses	234	279
Total expense	2,360	1,740
Benefit for income taxes	(515)	(365)

Net Income	12,375	14,631
Comprehensive Income (Loss)	26,312	(37,102)

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:	$	$
Net Income	12,375	14,631
Equity in undistributed earnings of subsidiaries	(10,438)	(12,161)
Losses on equity securities, net	125	32
Net amortization of subordinated debt fees	160	116
Net increase in other assets	(332)	(316)
Net decrease in other liabilities	(16)	(15)
Net cash provided by operating activities	1,874	2,287

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	151
Purchases of equity securities	(70)	(213)
Net cash used for investing activities	(70)	(62)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	973	1,064
Proceeds from issuance of subordinated debt	—	19,600
Dividend to bank subsidiary	—	(17,000)
Treasury stock purchased	(572)	(116)
Dividends paid	(3,837)	(3,810)
Net cash used for financing activities	(3,436)	(262)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(1,632)	1,963
Cash and cash equivalents at beginning of period	4,601	2,638
Cash and cash equivalents at end of period	2,969	4,601

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2023, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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
(Principal Executive Officer)

Ephrata, PA

March 22, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2024, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2023.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2024, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2024, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2024, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the captions, “Audit Committee Report” and “Proposal No. 2: To Ratify the Selection of Independent Registered Public Accounting Firm” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2024, which is incorporated herein by reference.

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

ENB FINANCIAL CORP

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

/s/ Jeffrey S. Stauffer	Chairman of the Board,	March 22, 2024
(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Rachel G. Bitner	Treasurer	March 22, 2024
(Rachel G. Bitner)	(Principal Financial Officer)

/s/ Joshua E. Hoffman	Director	March 22, 2024
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 22, 2024
(Willis R. Lefever)

/s/ Jay S. Martin	Director	March 22, 2024
(Jay S. Martin)

/s/ Susan Young Nicholas, Esq.	Director	March 22, 2024
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 22, 2024
(Dr. Brian K. Reed)

ENB FINANCIAL CORP

/s/ J. Daniel Stoltzfus	Director	March 22, 2024
(J. Daniel Stoltzfus)

/s/ Mark C. Wagner	Director	March 22, 2024
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 22, 2024
(Judith A. Weaver)

/s/ Roger L. Zimmerman	Director	March 22, 2024
(Roger L. Zimmerman)