Form 10-Q
period 2024-03-31
ENB Financial Corp
filed 2024-05-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2024, the registrant had 5,668,018 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2024

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2024	2023	2023
	$	$	$
ASSETS
Cash and due from banks	13,547	29,519	27,271
Interest-bearing deposits in other banks	54,306	59,477	19,179
Total cash and cash equivalents	67,853	88,996	46,450
Securities available for sale (at fair value, net of allowance for credit losses of $0)	446,774	459,569	494,683
Equity securities (at fair value)	9,401	9,451	9,014
Loans held for sale	1,789	352	875
Loans (net of unearned income)	1,380,459	1,360,078	1,256,599
Less: Allowance for credit losses	14,616	15,176	16,054
Net loans	1,365,843	1,344,902	1,240,545
Premises and equipment	26,610	25,284	25,350
Regulatory stock	8,549	8,540	7,318
Bank owned life insurance	35,892	35,632	34,992
Other assets	29,328	28,098	29,624
Total assets	1,992,039	2,000,824	1,888,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	602,975	611,968	642,136
Interest-bearing	1,118,036	1,114,830	1,007,472
Total deposits	1,721,011	1,726,798	1,649,608
Short-term borrowings	—	—	5,000
Long-term debt	96,982	101,228	78,639
Subordinated debt	39,596	39,556	39,436
Other liabilities	12,517	13,588	10,169
Total liabilities	1,870,106	1,881,170	1,782,852
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,673,017 as of 3/31/24,5,670,054 as of 12/31/23, and 5,646,154 as of 3/31/23	574	574	574
Capital surplus	4,036	4,072	4,341
Retained earnings	153,573	150,596	143,542
Accumulated other comprehensive loss, net of tax	(35,111)	(34,355)	(40,633)
Less: Treasury stock cost on 66,097 shares as of 3/31/24, 69,060 as of 12/31/23, and 92,961 as of 3/31/23	(1,139)	(1,233)	(1,825)
Total stockholders' equity	121,933	119,654	105,999
Total liabilities and stockholders' equity	1,992,039	2,000,824	1,888,851

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2024	2023
	$	$
Interest and dividend income:
Interest and fees on loans	17,315	13,697
Interest on securities available for sale
Taxable	2,885	3,042
Tax-exempt	721	789
Interest on deposits at other banks	344	34
Dividend income	306	255
Total interest and dividend income	21,571	17,817
Interest expense:
Interest on deposits	6,831	2,844
Interest on borrowings	1,368	1,169
Total interest expense	8,199	4,013
Net interest income	13,372	13,804
(Release) provision for credit losses	(644)	1,257
Net interest income after (release) provision for credit losses	14,016	12,547
Other income:
Trust and investment services income	1,083	785
Service fees	1,361	900
Commissions	1,017	895
Losses on the sale of debt securities, net	(91)	(410)
Losses on equity securities, net	(167)	(196)
Gains on sale of mortgages	544	122
Earnings on bank-owned life insurance	293	226
Other income	306	332
Total other income	4,346	2,654
Operating expenses:
Salaries and employee benefits	8,335	7,455
Occupancy	857	736
Equipment	303	344
Advertising & marketing	241	274
Computer software & data processing	1,702	1,782
Shares tax	357	300
Professional services	711	663
Other expense	1,088	810
Total operating expenses	13,594	12,364
Income before income taxes	4,768	2,837
Provision for federal income taxes	827	396
Net income	3,941	2,441
Earnings per share of common stock	0.70	0.43
Cash dividends paid per share	0.17	0.17
Weighted average shares outstanding	5,665,074	5,631,499

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2024	2023
	$	$
Net income	3,941	2,441
Other comprehensive (loss) income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(1,048)	9,284
Income tax effect	220	(1,949)
	(828)	7,335
Losses recognized in earnings	91	410
Income tax effect	(19)	(86)
	72	324
Other comprehensive (loss) income, net of tax	(756)	7,659
Comprehensive Income	3,185	10,100

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999

Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,662 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net income	3,941	2,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,123	1,196
(Increase) decrease in interest receivable	(1,201)	91
Increase in interest payable	480	830
(Release) provision for credit losses	(644)	1,257
Losses on the sale of debt securities, net	91	410
Losses on equity securities, net	167	196
Gains on sale of mortgages	(544)	(122)
Loans originated for sale	(16,643)	(4,252)
Proceeds from sales of loans	15,750	9,426
Earnings on bank-owned life insurance	(293)	(226)
Depreciation of premises and equipment and amortization of software	513	467
Deferred income tax	79	(244)
Amortization of deferred fees on subordinated debt	40	40
Stock-based compensation expense	17	14
Other assets and other liabilities, net	(1,466)	292
Net cash provided by operating activities	1,410	11,816

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	8,663	14,544
Proceeds from sales	5,019	28,116
Purchases	(3,000)	—
Equity securities
Purchases	(117)	(92)
Purchase of regulatory bank stock	(173)	(885)
Redemptions of regulatory bank stock	164	237
Proceeds from bank-owned life insurance	—	2,083
Net increase in loans	(20,354)	(65,567)
Purchases of premises and equipment, net	(1,746)	(395)
Purchase of computer software	(53)	(398)
Net cash used for investing activities	(11,597)	(22,357)
Cash flows from financing activities:
Net decrease in demand, NOW, and savings accounts	(19,550)	(14,622)
Net increase in time deposits	13,763	25,272
Repayments of short-term debt	—	(11,000)
Proceeds from long-term debt	—	20,600
Repayments of long-term debt	(4,246)	—
Dividends paid	(964)	(957)
Proceeds from sale of treasury stock	269	273
Treasury stock purchased	(228)	(147)
Net cash (used for) provided by financing activities	(10,956)	19,419
(Decrease) increase in cash and cash equivalents	(21,143)	8,878
Cash and cash equivalents at beginning of period	88,996	37,572
Cash and cash equivalents at end of period	67,853	46,450
Supplemental disclosures of cash flow information:
Interest paid	7,719	3,183
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(957)	9,696

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the first quarter of 2024, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at March 31, 2024 and December 31, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
March 31, 2024
U.S. treasuries	19,877	—	(1,821)	—	18,056
U.S. government agencies	19,400	—	(1,907)	—	17,493
U.S. agency mortgage-backed securities	42,381	—	(3,648)	—	38,733
U.S. agency collateralized mortgage obligations	21,342	—	(2,085)	—	19,257
Non-agency MBS/CMO	56,399	—	(2,800)	—	53,599
Asset-backed securities	65,326	39	(833)	—	64,532
Corporate bonds	60,982	—	(6,106)	—	54,876
Obligations of states and political subdivisions	205,511	—	(25,283)	—	180,228
Total securities available for sale	491,218	39	(44,483)	—	446,774

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2023
U.S. Treasuries	19,869	—	(1,710)	—	18,159
U.S. government agencies	19,400	—	(1,862)	—	17,538
U.S. agency mortgage-backed securities	43,753	—	(3,597)	—	40,156
U.S. agency collateralized mortgage obligations	21,841	—	(2,004)	—	19,837
Non-agency MBS/CMO	59,281	22	(3,116)	—	56,187
Asset-backed securities	66,391	20	(1,106)	—	65,305
Corporate bonds	61,122	—	(6,118)	—	55,004
Obligations of states and political subdivisions	211,400	1	(24,018)	—	187,383
Total securities available for sale	503,057	43	(43,531)	—	459,569

The amortized cost and fair value of securities available for sale at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	10,166	9,915
Due after one year through five years	98,813	89,972
Due after five years through ten years	64,681	55,426
Due after ten years	317,558	291,461
Total debt securities	491,218	446,774

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $115,868,000 and $117,525,000 at March 31, 2024, and December 31, 2023, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $107,244,000 at March 31, 2024, and $109,651,000 at December 31, 2023.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identifications.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
	$	$
Proceeds from sales	5,019	28,116
Gross realized gains	—	4
Gross realized losses	(91)	(414)

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2024
U.S. Treasuries	—	—	18,056	(1,821)	18,056	(1,821)
U.S. government agencies	—	—	17,493	(1,907)	17,493	(1,907)
U.S. agency mortgage-backed securities	—	—	38,728	(3,648)	38,728	(3,648)
U.S. agency collateralized mortgage obligations	—	—	19,257	(2,085)	19,257	(2,085)
Non-Agency MBS/CMO	12,051	(59)	41,548	(2,741)	53,599	(2,800)
Asset-backed securities	4,404	(56)	53,803	(777)	58,207	(833)
Corporate bonds	—	—	54,876	(6,106)	54,876	(6,106)
Obligations of states & political subdivisions	—	—	180,198	(25,283)	180,198	(25,283)
Total unrealized losses on debt securities	16,455	(115)	423,959	(44,368)	440,414	(44,483)

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2023
U.S. Treasuries	—	—	18,159	(1,710)	18,159	(1,710)
U.S. government agencies	—	—	17,538	(1,862)	17,538	(1,862)
U.S. agency mortgage-backed securities	—	—	40,147	(3,597)	40,147	(3,597)
U.S. agency collateralized mortgage obligations	—	—	19,837	(2,004)	19,837	(2,004)
Non-Agency MBS/CMO	11,189	(119)	41,966	(2,997)	53,155	(3,116)
Asset-backed securities	2,661	(47)	57,049	(1,059)	59,710	(1,106)
Corporate bonds	—	—	55,004	(6,118)	55,004	(6,118)
Obligations of states & political subdivisions	—	—	186,819	(24,018)	186,819	(24,018)
Total unrealized losses on debt securities	13,850	(166)	436,519	(43,365)	450,369	(43,531)

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In the debt security portfolio there were 316 positions carrying unrealized losses as of March 31, 2024.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first three months of 2024 or 2023.

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

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2024 and December 31, 2023.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2024
CRA-qualified mutual funds	7,851	—	—	7,851
Bank stocks	1,754	95	(299)	1,550
Total equity securities	9,605	95	(299)	9,401

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2023
CRA-qualified mutual funds	7,734	—	—	7,734
Bank stocks	1,754	144	(181)	1,717
Total equity securities	9,488	144	(181)	9,451

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2024 and 2023, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2024 and 2023.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2024	2023
	$	$

Net losses recognized in equity securities during the period	(167)	(196)

Less: Net gains realized on the sale of equity securities during the period	—	—

Unrealized losses recognized in equity securities held at reporting date	(167)	(196)

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

5.	Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2024 (in thousands):

	March 31,	December 31,
	2024	2023
	$	$

Agriculture	258,916	257,372
Business Loans	379,233	354,252
Consumer	6,768	6,392
Home Equity	108,809	107,176
Non-Owner Occupied Commercial Real Estate	123,650	135,117
Residential Real Estate (a)	500,937	497,553

Gross loans prior to deferred costs	1,378,313	1,357,862

Deferred loan costs, net	2,146	2,216
Allowance for credit losses	(14,616)	(15,176)
Total net loans	1,365,843	1,344,902

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $312,482,000 and $301,822,000 as of March 31, 2024 and December 31, 2023.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,502	$—	$1,100	$314	$1,414	$258,916
Business Loans	379,006	125	1	101	227	379,233
Consumer	6,746	13	7	2	22	6,768
Home Equity	108,162	183	197	267	647	108,809
Non-Owner Occupied CRE	123,650	—	—	—	—	123,650
Residential Real Estate	498,659	1,093	35	1,150	2,278	500,937
Total	$1,373,725	$1,414	$1,340	$1,834	$4,588	$1,378,313

	December 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,372	$—	$—	$—	$—	$257,372
Business Loans	354,008	130	—	114	244	354,252
Consumer	6,361	15	3	13	31	6,392
Home Equity	106,787	170	69	150	389	107,176
Non-Owner Occupied CRE	135,117	—	—	—	—	135,117
Residential Real Estate	495,952	1,245	—	356	1,601	497,553
Total	$1,355,597	$1,560	$72	$633	$2,265	$1,357,862

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2024 and December 31, 2023, (in thousands):

March 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$913	$—	$913	$314	$1,227
Business Loans	1,685	—	1,685	—	1,685
Consumer Loans	—	—	—	2	2
Home Equity	—	—	—	267	267
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,073	—	1,073	77	1,150
Total	$3,671	$—	$3,671	$660	$4,331

December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$941	$—	$941	$—	$941
Business Loans	1,817	—	1,817	—	1,817
Consumer Loans	—	—	—	13	13
Home Equity	—	—	—	150	150
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	356	356
Total	$2,758	$—	$2,758	$519	$3,277

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of March 31, 2024, and December 31, 2023 (in thousands).

March 31, 2024
	Real Estate	Other	None	Total
Agriculture	$913	$—	$—	$913
Business Loans	1,685	—	—	1,685
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	1,073	—	—	1,073
Total	$3,671	$—	$—	$3,671

December 31, 2023
	Real Estate	Other	None	Total
Agriculture	$941	$—	$—	$941
Business Loans	1,817	—	—	1,817
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Total	$2,758	$—	$—	$2,758

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of March 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$2,704	$48,960	$39,484	$48,274	$18,224	$70,385	$22,841	$—	$250,872
Special Mention	200	539	—	89	—	1,260	422	—	2,510
Substandard	—	—	1,334	424	1,382	2,372	22	—	5,534
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,904	$49,499	$40,818	$48,787	$19,606	$74,017	$23,285	$—	$258,916

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$11,514	$46,088	$108,012	$64,845	$35,722	$60,134	$45,936	$—	$372,251
Special Mention	—	—	10	422	—	267	—	—	699
Substandard	—	2,988	1,980	—	245	971	99	—	6,283
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,514	$49,076	$110,002	$65,267	$35,967	$61,372	$46,035	$—	$379,233

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$2,222	$25,134	$35,900	$25,323	$12,706	$19,343	$—	$—	$120,628
Special Mention	—	—	—	—	—	35	—	—	35
Substandard	—	390	—	—	—	2,597	—	—	2,987
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,222	$25,524	$35,900	$25,323	$12,706	$21,975	$—	$—	$123,650

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$16,440	$120,182	$183,396	$138,442	$66,652	$149,862	$68,777	$—	$743,751
Special Mention	200	539	1,344	511	—	1,562	422	—	4,578
Substandard	—	3,378	1,980	424	1,627	5,940	121	—	13,470
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,640	$124,099	$186,720	$139,377	$68,279	$157,364	$69,320	$—	$761,799

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of December 31, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$47,599	$41,741	$49,276	$18,699	$14,793	$58,459	$21,157	$—	$251,724
Special Mention	60	9	96	697	170	1,136	204	—	2,372
Substandard	—	—	424	719	361	1,772		—	3,276
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,659	$41,750	$49,796	$20,115	$15,324	$61,367	$21,361	$—	$257,372

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$43,670	$102,419	$64,030	$36,675	$17,785	$45,583	$37,269	$—	$347,431
Special Mention	—	43	426	—	—	270	100	—	839
Substandard	3,152	1,369	—	263	—	838	360	—	5,982
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,822	$103,831	$64,456	$36,938	$17,785	$46,691	$37,729	$—	$354,252

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$26,757	$43,976	$27,377	$12,849	$7,705	$12,397	$375	$—	$131,436
Special Mention	392	639	—	—	—	37	—	—	1,068
Substandard	—	—	—	—	2,312	301	—	—	2,613
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,149	$44,615	$27,377	$12,849	$10,017	$12,735	$375	$—	$135,117

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$118,026	$188,136	$140,683	$68,223	$40,283	$116,439	$58,801	$—	$730,591
Special Mention	452	691	522	697	170	1,443	304	—	4,279
Substandard	3,152	1,369	424	982	2,673	2,911	360	—	11,871
Doubtful	—	—	—	—	—	—	—	—	—
Total	$121,630	$190,196	$141,629	$69,902	$43,126	$120,793	$59,465	$—	$746,741

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans.

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,482	$1,553	$854	$248	$147	$22	$1,460	$—	$6,766
Nonperforming	—	—	2	—	—	—	—	—	2
Total	$2,482	$1,553	$856	$248	$147	$22	$1,460	$—	$6,768

Consumer
Current period gross charge-offs	$—	$—	$25	$—	$—	$—	$—	$—	$25

Home equity
Payment Performance
Performing	$—	$7,970	$17,707	$1,014	$552	$2,243	$78,436	$620	$108,542
Nonperforming	—	—	—	—	—	—	267	—	267
Total	$—	$7,970	$17,707	$1,014	$552	$2,243	$78,703	$620	$108,809

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$10,292	$122,409	$147,102	$104,035	$43,236	$72,713	$—	$—	$499,787
Nonperforming	—	1,073	—	—	—	77	—	—	1,150
Total	$10,292	$123,482	$147,102	$104,035	$43,236	$72,790	$—	$—	$500,937

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$12,774	$131,932	$165,663	$105,297	$43,935	$74,978	$79,896	$620	$615,095
Nonperforming	—	1,073	2	—	—	77	267	—	1,419
Total	$12,774	$133,005	$165,665	$105,297	$43,935	$75,055	$80,163	$620	$616,514

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2023 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,251	$1,085	$351	$176	$31	$3	$1,482	$—	$6,379
Nonperforming	—	13	—	—	—	—	—	—	13
Total	$3,251	$1,098	$351	$176	$31	$3	$1,482	$—	$6,392

Consumer
Current period gross charge-offs	$—	$40	$17	$1	$1	$6	$—	$—	$65

Home equity
Payment Performance
Performing	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,076	1,399	$107,026
Nonperforming	—	—	—	—	—	—	150	—	150
Total	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,226	$1,399	$107,176

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$123,368	$148,835	$105,283	$43,961	$31,514	$44,236	$—	$—	$497,197
Nonperforming	—	—	356	—	—	—	—	—	356
Total	$123,368	$148,835	$105,639	$43,961	$31,514	$44,236	$—	$—	$497,553

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$133,705	$168,396	$106,683	$44,701	$32,074	$46,086	$77,558	$1,399	$610,602
Nonperforming	—	13	356	—	—	—	150	—	519
Total	$133,705	$168,409	$107,039	$44,701	$32,074	$46,086	$77,708	$1,399	$611,121

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended March 31, 2024 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,106	—	—	(282)	2,824
Business Loans	2,684	—	—	(139)	2,545
Consumer Loans	355	(25)	5	16	351
Home Equity	2,341	—	—	12	2,353
Non-Owner Occupied CRE	818	—	—	(105)	713
Residential Real Estate	5,872	—	—	(42)	5,830

Total	$15,176	$(25)	$5	$(540)	$14,616

During the three months ended March 31, 2024, management charged off $25,000 in loans while recovering $5,000 and released $540,000 from the provision for credit losses related to loans and released $104,000 from the provision for off-balance sheet credit exposure for a combined release to the provision of $644,000.

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

(a) There were reclassifications of the portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.

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

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of March 31, 2024:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2024:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	113	—	—	—	—	113
Ending balance: collectively evaluated	2,824	2,432	351	2,353	713	5,830	14,503

Loans receivable:
Ending balance	258,916	379,233	6,768	108,809	123,650	500,937	1,378,313
Ending balance: individually evaluated	913	3,988	—	—	—	1,073	5,974
Ending balance: collectively evaluated	258,003	375,245	6,768	108,809	123,650	499,864	1,372,339

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of December 31, 2023:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of December 31, 2023:	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	—		—
Ending balance: collectively evaluated	3,106	2,684	355	2,341	818	5,872	15,176

Loans receivable:
Ending balance	257,372	354,252	6,392	107,176	135,117	497,553	1,357,862
Ending balance: individually evaluated	1,327	1,817	—	—	—	—	3,144
Ending balance: collectively evaluated	256,045	352,435	6,392	107,176	135,117	497,553	1,354,718

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty for the quarter ending March 31, 2024 or for the quarter ending March 31, 2023.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	18,056	—	—	18,056
U.S. government agencies	—	17,493	—	17,493
U.S. agency mortgage-backed securities	—	38,733	—	38,733
U.S. agency collateralized mortgage obligations	—	19,257	—	19,257
Non-agency MBS/CMO	—	53,599	—	53,599
Asset-backed securities	—	64,532	—	64,532
Corporate bonds	—	54,876	—	54,876
Obligations of states & political subdivisions	—	180,228	—	180,228
Equity securities	9,401	—	—	9,401

Total securities	27,457	428,718	—	456,175

On March 31, 2024, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.

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

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. Treasuries	18,159	—	—	18,159
U.S. government agencies	—	17,538	—	17,538
U.S. agency mortgage-backed securities	—	40,156	—	40,156
U.S. agency collateralized mortgage obligations	—	19,837	—	19,837
Non-agency MBS/CMO	—	56,187	—	56,187
Asset-backed securities	—	65,305	—	65,305
Corporate bonds	—	55,004	—	55,004
Obligations of states & political subdivisions	—	187,383	—	187,383
Equity securities	9,451	—	—	9,451

Total securities	27,610	441,410	—	469,020

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$5,861	$5,861
Total	$—	$—	$5,861	$5,861

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,144	$3,144
Total	$—	$—	$3,144	$3,144

The Corporation had a total of $5,974,000 of individually analyzed loans as of March 31, 2024, with $113,000 of specific allocation against these loans and $3,144,000 of individually analyzed loans as of December 31, 2003. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	5,861	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,144	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2024
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	67,853	67,853	67,853	—	—
Regulatory stock	8,549	8,549	8,549	—	—
Loans held for sale	1,789	1,789	1,789	—	—
Loans, net of allowance	1,365,843	1,314,305	—	—	1,314,305
Mortgage servicing assets	2,247	2,949	—	—	2,949
Accrued interest receivable	8,216	8,216	8,216	—	—
Bank owned life insurance	35,892	35,892	35,892	—	—

Financial Liabilities:
Demand deposits	602,975	602,975	602,975	—	—
Interest-bearing demand deposits	219,213	219,213	219,213	—	—
NOW accounts	96,868	96,868	96,868	—	—
Money market deposit accounts	157,023	157,023	157,023	—	—
Savings accounts	297,469	297,469	297,469	—	—
Time deposits	347,463	345,462	—	—	345,462
Total deposits	1,721,011	1,719,010	1,373,548	—	345,462

Long-term debt	96,982	96,273	—	—	96,273
Subordinated debt	39,596	34,147	—	—	34,147
Accrued interest payable	2,683	2,683	2,683	—	—

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

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2023	(34,355)
Other comprehensive loss before reclassifications	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72
Period change	(756)

Balance at March 31, 2024	(35,111)

Balance at December 31, 2022	(48,292)
Other comprehensive loss before reclassifications	7,335
Amount reclassified from accumulated other comprehensive income (loss)	324
Period change	7,659

Balance at March 31, 2023	(40,633)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2024	2023	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	(91)	(410)	Losses on the sale of debt securities, net
Related income tax benefit	19	86	Benefit for federal income taxes

Net effect on accumulated other comprehensive loss for the period	(72)	(324)

(1) Amounts in parentheses indicate debits.

8. Recently Issued Accounting Standards

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.  The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2023 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $3,941,000 for the three-month period ended March 31, 2024, a $1,500,000, or 61.5% increase over the $2,441,000 earned for the three months ended March 31, 2023. The earnings per share, basic and diluted, were $0.70 for the three months ended March 31, 2024, compared to $0.43 for the same period in 2023.

The Corporation’s net interest income (NII) decreased by $432,000, or 3.1% for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in NII for the quarter can be attributed to higher costs associated with deposits and borrowings. Interest on deposits increased by $3,987,000 for the three months ended March 31, 2024 and interest on borrowings increased by $199,000, partially offset by an increase in interest and dividend income of $3,754,000, or 21.1%, compared to the three months ended March 31, 2023.

The Corporation recorded a reversal of the provision for credit losses of $644,000 in the first quarter of 2024 compared to an expense of $1,257,000 in the first quarter of 2023. During the first quarter of 2024, there was less economic impact in the forward credit outlook due to a stable local economy. The allowance as a percentage of total loans was 1.06% as of March 31, 2024, 1.12% as of December 31, 2023, and 1.28% as of March 31, 2023.

Other income was higher for the three months ended March 31, 2024, compared to the same period in the prior year primarily as a result of fluctuations in trust income, service fees, commissions, losses on securities, and mortgage gains. Trust and investment services income increased $298,000, or 38.0%, due to a gain on a non-recurring sale of a limited amount of trust assets. Service fees increased $461,000, or 51.2%, for the first quarter of 2024 compared to the same period in 2023. Losses on security transactions decreased by $348,000, or 57.4%, for the same period due to the sale of a larger number of investment securities at a loss in the first quarter of 2023 to fund higher yielding loan growth. Gains on the sale of mortgages increased by $422,000, or 345.9%, for the first quarter of 2024 compared to the same period in 2023, as the stabilization of market rates has allowed the Corporation to originate and sell more 30-year mortgages on the secondary market while obtaining better margins on these loans.

Operating expenses increased by $1,230,000, or 9.9% for the three months ended March 31, 2024 compared to the same period in the prior year. This increase can be primarily attributed to the rising cost of salaries and employee benefits, increased expenses related to occupancy and building costs, and increased expenses related to investments in technology and software.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The ROA and ROE increased for the quarter-to-date period ended March 31, 2024, compared to the same periods in the prior year, due to higher earnings in 2024.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios	Three Months Ended
	March 31,
	2024	2023

Return on Average Assets	0.80%	0.53%
Return on Average Equity	13.40%	9.76%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2024, NII generated 75.5% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 83.9% for the first three months of 2023. This decrease is a result of higher levels of non-interest income in the first three months of 2024 as well as slightly lower levels of net interest income compared to the first quarter of 2023. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $141,000 for the three months ended March 31, 2024 compared to $195,000 for the same period in 2023.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2024	2023
	$	$
Total interest income	21,571	17,817
Total interest expense	8,199	4,013

Net interest income	13,372	13,804
Tax equivalent adjustment	141	195

Net interest income (fully taxable equivalent)	13,513	13,999

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NII is impacted by yields earned on assets and rates paid on liabilities. During 2023, asset yields increased with the Federal Reserve rate movements, but liability costs increased even more dramatically as rates were held lower during 2022 when the Fed first started moving rates and then moved much higher in 2023 due to liquidity needs and the desire to preserve deposit balances. Rates have stabilized in 2024 but the Corporation is still feeling the effects of the prior rate movements as customers continue to move funds to higher yielding deposit products. While higher market rates have helped the Corporation’s asset yields, the higher cost of funds has put pressure on the NIM causing slight compression. Management believes that compression will continue with the higher cost of liabilities without a similar-sized increase in asset yield.

Despite the increase in assets yields, the Corporation’s net interest margin for the first quarter of 2024 declined to 2.81%, from 3.08% for the first quarter of 2023. The decline was driven entirely by the rapid increase in the cost of funds which resulted in a faster increase in interest expense that more than offset the increasing asset yields and interest income. The Corporation’s NII on a fully-taxable-equivalent basis for the three months ended March 31, 2024, decreased from the same period in 2023 by $486,000, or 3.5%.

The Corporation’s overall cost of funds rose significantly throughout 2023, but rose more modestly during the first three months of 2024. Core deposit interest rates have risen over the past year; however, time deposit rates have risen to higher levels and more quickly than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to higher cost time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $3,987,000, or 140.2% for the first quarter of 2024 compared to the same period in the prior year. The average balance of borrowings was slightly higher in the first three months of 2024 compared to 2023, and interest rates were also higher, resulting in the total cost of borrowings increasing by $199,000, or 17.0% for the three months ended March 31, 2024, compared to the same period in 2023.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	133	176	310

Securities available for sale:
Taxable	(439)	305	(134)
Tax-exempt	(67)	(93)	(160)
Total securities	(506)	212	(294)

Loans	1,719	1,935	3,654
Regulatory stock	26	4	30

Total interest income	1,372	2,327	3,700

INTEREST EXPENSE

Deposits:
Demand deposits	(17)	1,197	1,180
Savings deposits	(13)	11	(2)
Time deposits	1,465	1,344	2,809
Total deposits	1,435	2,552	3,987

Borrowings:
Total borrowings	111	88	199

Total interest expense	1,546	2,640	4,186

NET INTEREST INCOME	(174)	(313)	(486)

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table shows a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2024			2023
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	33,932	344	4.08	11,818	34	1.18

Securities available for sale:
Taxable	352,775	3,021	3.43	406,215	3,155	3.11
Tax-exempt	153,417	764	1.99	166,080	924	2.23
Total securities (d)	506,192	3,785	2.99	572,295	4,079	2.85

Loans (a)	1,371,478	17,412	5.09	1,227,153	13,758	4.51

Regulatory stock	8,596	171	7.97	7,272	141	7.76

Total interest earning assets	1,920,198	21,712	4.53	1,818,538	18,012	3.97

Non-interest earning assets (d)	49,629			43,042

Total assets	1,969,827			1,861,580

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	472,598	3,281	2.79	476,473	2,102	1.79
Savings deposits	302,013	75	0.10	358,368	76	0.09
Time deposits	340,159	3,475	4.11	145,400	666	1.86
Borrowed funds	139,592	1,368	3.94	131,377	1,169	3.61
Total interest bearing liabilities	1,254,362	8,199	2.63	1,111,618	4,013	1.46

Non-interest bearing liabilities:

Demand deposits	584,242			638,766
Other	12,906			9,772

Total liabilities	1,851,510			1,760,156

Stockholders' equity	118,317			101,424

Total liabilities & stockholders' equity	1,969,827			1,861,580

Net interest income (FTE)		13,513			13,999

Net interest spread (b)			1.90			2.51
Effect of non-interest bearing deposits			0.91			0.57
Net yield on interest earning assets (c)			2.81			3.08

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,185,000 as of March 31, 2024, and $2,653,000 as of March 31, 2023.  Such fees and costs recognized through income and included in the interest amounts totaled ($57,000) in 2024, and ($112,000) in 2023.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $66.1 million, or 11.6%, for the three months ended March 31, 2024, compared to the same period in 2023. The tax equivalent yield on investments increased by 14 basis points for the quarter-to-date period when comparing both years. As a result of the declining balances, interest income on securities decreased by $294,000, or 7.2%, for the three months ended March 31, 2024, compared to the same period in 2023.

Average balances on loans increased by $144.3 million, or 11.8%, for the three months ended March 31, 2024, compared to the same period in the prior year. Loan yields increased by 58 basis points for the quarter, and loan interest income increased by $3,654,000, or 26.6%, compared to the same period in the prior year due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $134.5 million, or 13.7%, for the three months ended March 31, 2024, compared to the same period in the prior year due to an increase in a fully insured FDIC sweep product. Interest-bearing demand deposits decreased slightly as funds shifted into time deposits due to the rapid increase in market rates. The average balance of savings accounts decreased by $56.4 million, or 15.7%, as funds moved into higher-yielding accounts. The biggest movement was in time deposit balances which increased by $194.8 million, or 133.9%, from the three months ended March 31, 2023, to the same period in 2024. The rate on time deposits increased to 4.11%, from 1.86% the prior year. The average rate on all interest-bearing deposits increased by 326 basis points for the quarter ended March 31, 2024, compared to the same period in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $3,987,000, or 140.2%, for the three months ended March 31, 2024, compared to the same period in 2023.

The Corporation’s average balance on borrowed funds increased by $8.2 million, or 6.3%, for the three months ended March 31, 2024, compared to the same period in 2023. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 33 basis points for the three months ended March 31, 2024, compared to the same period in the prior year. This increase in rate can be attributed to initiating higher-rate FHLB advances in the latter part of 2023 with lower rate advances maturing throughout 2023 and 2024.

For the three months ended March 31, 2024, the net interest spread decreased by 61 basis points to 1.90%, compared to 2.51% for the three months ended March 31, 2023. The effect of non-interest bearing funds increased to 91 basis points from 57 basis points for the three months ended March 31, 2023. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the first quarter of 2024 was 2.81%, compared to 3.08% for the first quarter of 2023.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a release of the provision expense of $540,000 related to loans, $104,000 for unfunded commitments, and $0 related to available-for-sale debt securities for the first three months of 2024, compared to provision expense of $1,147,000 related to loans, $110,000 for unfunded commitments, and $0 related to available-for-sale seurties for three months ended March 31, 2023. As of March 31, 2024, the allowance as a percentage of total loans was 1.06%, compared to 1.28% at March 31, 2023. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2024 was $4,346,000, an increase of $1,692,000, or 63.8%, compared to the $2,654,000 earned during the first quarter of 2023. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,083	785	298	38.0
Service charges on deposit accounts	415	287	128	44.6
Other fees	946	613	333	54.3
Commissions	1,017	895	122	13.6
Net losses on debt and equity securities	(258)	(606)	348	(57.4)
Gains on sale of mortgages	544	122	422	345.9
Earnings on bank owned life insurance	293	226	67	29.6
Other miscellaneous income	306	332	(26)	(7.8)

Total other income	4,346	2,654	1,692	63.8

Trust and investment services income increased for the quarter as a result of the non-recurring sale of a limited amount of trust assets that resulted in a gain. Service charges on deposit accounts increased as a result of higher overdraft fees, ATM fees, and excess transactions fees compared to the first quarter of 2023. Other fees increased for the quarter driven by fees earned on an off-balance-sheet sweep product. Commissions were higher for the quarter driven by debit card interchange income that is running at a more profitable level due to a change in debit card providers and networks. The Corporation incurred $258,000 of losses on debt and equity securities in the first quarter of 2024 compared to losses of $606,000 in the first quarter of 2023. These losses are driven both by the sale of a limited number of available-for-sale debt securities as well as price deprecation on the Corporation’s portfolio of equity securities. Mortgage gains increased by $422,000, or 345.9%, for the first quarter of 2024, compared to the prior year as a result of a stabilization in interest rates resulting in more 30-year fixed-rate mortgages sold on the secondary market. Earnings on bank owned life insurance improved slightly in the first quarter of 2024, compared to the same period in 2023, and the miscellaneous income category was lower for the three months ended March 31, 2024, primarily as a result of slightly lower mortgage servicing income.

Operating Expenses

Operating expenses for the first quarter of 2024 were $13,594,000, an increase of $1,230,000, or 9.9%, compared to the $12,364,000 for the first quarter of 2023. The following table provides details of the Corporation’s operating expenses for the three month period ended March 31, 2024, compared to the same period in 2023.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,335	7,455	880	11.8
Occupancy expenses	857	736	121	16.4
Equipment expenses	303	344	(41)	(11.9)
Advertising & marketing expenses	241	274	(33)	(12.0)
Computer software & data processing expenses	1,702	1,782	(80)	(4.5)
Shares tax	357	300	57	19.0
Professional services	711	663	48	7.2
Other operating expenses	1,088	810	278	34.3
Total Operating Expenses	13,594	12,364	1,230	9.9

Salaries and employee benefits are the largest category of operating expenses. For the first quarter of 2024, salaries and benefits increased $880,000, or 11.8% compared to 2023. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees inclusive of costs related to merit increases and higher employee benefit expenses. Occupancy and equipment expenses in total increased by 7.4% for the quarter compared to the same period in the prior year as a result of increased expenses to maintain buildings. Advertising and marketing expenses decreased by $33,000, or 12.0% for the three months ended March 31, 2024. This was primarily a result of decreased newspaper and online advertising, direct mail, and media production compared to the first quarter of 2023. Computer software and data processing expenses decreased minimally from the first quarter of 2023 to the first quarter of 2024. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased due to the increase in the Corporation’s level of shareholders’ equity at the end of 2023. Professional services expenses increased by 7.2% in the first quarter of 2024 compared to the prior year driven by higher fees associated with various third party support costs. Other operating expenses increased by $278,000, or 34.3%, for the three months ended March 31, 2024, compared to the same period in the prior year due largely to higher FDIC insurance costs and a larger amount of charitable contributions.

Income Taxes

Federal income tax expense was $827,000 for the first quarter of 2024 compared to $396,000 for the same period in 2023, driven higher by the Corporation’s higher levels of pre-tax income in 2024. The effective tax rate for the Corporation was 17.3% for the three months ended March 31, 2024, and 14.0% for the three months ended March 31, 2023. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2024, the Corporation had $446.8 million of debt securities available for sale, which accounted for 22.4% of assets, compared to 23.0% as of December 31, 2023, and 26.2% as of March 31, 2023. Based on ending balances, the debt securities portfolio decreased 9.7% from March 31, 2023, and 2.8% from December 31, 2023.

The debt securities portfolio was showing a net unrealized loss of $44,444,000 as of March 31, 2024, compared to $43,488,000 as of December 31, 2023, and $51,435,000 as of March 31, 2023. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury sector decreased $103,000, or 0.6%, during the first three months of 2024. This sector represents a safe credit, but carries a low yield due to the investments made in 2020 and 2021. The Corporation’s U.S. government agency sector decreased by $45,000, or 0.3%, since December 31, 2023.

The Corporation’s U.S. agency mortgage backed securities (MBS) and collateralized mortgage obligations (CMO) have decreased since December 31, 2023, with MBS decreasing $1.4 million, or 3.5%, and CMOs decreasing $580,000, or 2.9%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain some amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $53.6 million as of March 31, 2024, or 11.7% of the total portfolio. This sector will better structure the portfolio to achieve higher yields and shorten the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $56.2 million at December 31, 2023.

The Corporation’s asset-backed securities declined by $773,000, or 1.2%, from December 31, 2023, to March 31, 2024. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current higher rate environment, they have added to the overall yield increase for the portfolio.

As of March 31, 2024, the fair value of the Corporation’s corporate bonds decreased by $128,000, or 0.2%, from balances at December 31, 2023. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $7.2 million, or 3.8%, in the first three months of 2024 primarily due to the sale of a number of these bonds during the first quarter. Municipal bonds represented 39.5% of the securities portfolio as of March 31, 2024, compared to 40.0% as of December 31, 2023.

Loans

Net loans outstanding increased by 10.1%, to $1,365.8 million at March 31, 2024, from $1,240.5 million at March 31, 2023. Net loans increased by 1.6%, an annualized rate of 6.4%, from $1,344.9 million at December 31, 2023. The following table shows the composition of the loan portfolio as of March 31, 2024 and December 31, 2023.

There was moderate growth in the loan portfolio since December 31, 2023. All of the loan categories, except Non-Owner Occupied CRE, showed an increase in balances since December 31, 2023.

The Agriculture Loan segment increased $1,544,000, or 0.6%, the Business Loan segment increased $24,981,000, or 7.1%, the Consumer Loan segment increased $376,000, or 5.9%, the Home Equity segment increased $1,633,000, or 1.5%, the Non-Owner Occupied segment decreased $11,467,000, or 8.5%, and the Residential Real Estate segment increased $3,384,000, or 0.7% from December 31, 2023. The Agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

In the first quarter of 2024, mortgage production increased 11% from the previous quarter but was down 27% from the first quarter of 2023.  Purchase money origination constituted 92% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 48% of that mix.  As the fixed interest rate environment has stabilized, the percentage of mortgage originations placed in the Corporation’s held-for-investment mortgage portfolio decreased to 59%, 76% of which were adjustable rate mortgages.  As of March 31, 2024, ARM balances were $323.2 million, representing 67.9% of the 1-4 family residential loan portfolio of the Corporation. Held-for-investment portfolio loans with a maturity of 1 year or less made up 69% of the fixed rate production.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31	December 31,	March 31
	2024	2023	2023
	$	$	$

Nonaccrual loans	3,671	2,758	3,514
Loans past due 90 days or more and still accruing	660	519	441
Total non-performing loans	4,331	3,277	3,955

Other real estate owned	—	—	—

Total non-performing assets	4,331	3,277	3,955

Non-performing assets to net loans	0.32%	0.31%	0.32%

The total balance of non-performing assets increased by $376,000, or 9.5% from balances at March 31, 2023. Non-accrual loans increased by $157,000, or 4.5%, since March 31, 2023. Loans past due 90 days or more and still accruing increased $219,000, or 49.7%, since March 31, 2023, and increased $141,000, or 27.2%, since December 31, 2023.

There was no other real estate owned (OREO) as of March 31, 2024, December 31, 2023, or March 31, 2023.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of March 31, 2024 and December 31, 2023.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Net Charge-Offs
(DOLLARS IN THOUSANDS)
	March 31,	March 31,
	2024	2023
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	25	1
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	25	1

Recoveries of loans previously charged-off
Agriculture	—	63
Business Loans	—	13
Consumer Loans	5	—
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	1
Total recoveries	5	77

Net charge-offs (recoveries)
Agriculture	—	(63)
Business Loans	—	(13)
Consumer Loans	20	1
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	(1)
Total net charge-offs (recoveries)	20	(76)

The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of March 31, 2024, there were $25,000 in charge-offs and $5,000 of recoveries, representing a net charge-off position of $20,000 as shown above. As of March 31, 2023, there were $1,000 in charge-offs and $77,000 in recoveries, representing a net recovery position of $76,000.

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

The Corporation’s level of classified loans was $14.8 million on March 31, 2024, compared to $13.6 million on March 31, 2023. Total classified loans have increased slightly from the prior year. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Deposits

The Corporation’s total ending deposits at March 31, 2024, decreased by $5.8 million, or 0.3%, from December 31, 2023, and increased by $71.4 million, or 4.3%, from March 31, 2023. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed significantly since March 31, 2023, as customers have moved from non-interest bearing and low-interest bearing accounts into higher yielding checking accounts and time deposits. Since March 31, 2023, there has been a $39.2 million, or 6.1% decrease in non-interest bearing demand deposit accounts, a $12.5 million, or 6.1% increase in interest bearing demand balances, a $24.8 million, or 20.4% decrease in NOW balances, a $12.0 million, or 7.1% decrease in money market account balances, a $53.6 million, or 15.3% decrease in savings account balances, and a $188.4 million, or 118.4% increase in time deposit balances.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The significant increase in time deposit balances was a result of the increased rate environment and offering several promotional rates on specific time deposit terms throughout 2023 and the first quarter of 2024. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of March 31, 2024 and 2023, the total uninsured deposits of the Corporation were approximately $204,614,000 and $205,707,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2024, December 31, 2023, and March 31, 2023.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2024	2023	2023
	$	$	$

Non-interest bearing demand	602,975	611,968	642,136
Interest bearing demand	219,213	214,033	206,669
NOW accounts	96,868	99,738	121,684
Money market deposit accounts	157,023	158,446	168,991
Savings accounts	297,469	308,913	351,027
Time deposits	347,463	333,700	159,101
Total deposits	1,721,011	1,726,798	1,649,608

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $136.6 million, $140.8 million, and $123.1 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. There were no short-term borrowings as of March 31, 2024 and December 31, 2023, and there were $5.0 million in short-term borrowings at March 31, 2023. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $97.0 million as of March 31, 2024, $101.2 million as of December 31, 2023, and $78.6 million as of March 31, 2023, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The increase in long-term FHLB borrowings since March 31, 2023, can be attributed to the changing interest rate environment and the desire to ladder out some borrowings into future years to cover liquidity needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $707.2 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of March 31, 2024, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of March 31, 2024, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2024	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of March 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.8%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.8%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of March 31, 2024, the Bank’s Tier 1 Leverage Ratio stood at 9.5% while the Corporation’s Tier 1 Leverage Ratio was 7.8%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2024
$
Commitments to extend credit:
Revolving home equity	222,843
Construction loans	28,485
Real estate loans	128,538
Business loans	223,398
Consumer loans	1,368
Other	5,737
Standby letters of credit	17,847

Total	628,216

Market Risks

During March and April 2023, three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial uncertainty at certain additional banks. These bank failures and bank uncertainties have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

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

In addition, the previously mentioned bank failures and uncertainties may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price.

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $30 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB of Pittsburgh.

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

The Corporation analyzes the following additional liquidity measurements in an effort to monitor and mitigate liquidity risk:

●	On-hand Liquidity/Total Liabilities – Net liquid assets as a percentage of total liabilities
●	Non-Core Funding Dependence – Non-core liabilities minus short-term investments as a percentage of long-term assets
●	Reliance on Wholesale Funding – Wholesale funding as a percentage of total funding
●	Net Short-term Liabilities/Total Assets – Short-term liabilities minus short-term assets as a percentage of total assets

ENB FINANCIAL CORP

●	Loan to Deposit Ratio – Total loans as a percentage of total deposits
●	Investment Securities to Assets Threshold – Total investment securities as a percentage of total assets

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2024, the Corporation was within guidelines for all of the above measurements.

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

ENB FINANCIAL CORP

The first quarter of 2024 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2024, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2024, the Corporation was within guidelines for all rate scenarios except the down-300 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down-300 basis point scenario and actual projected results show a valuation decline of 35%. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2024, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2024

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2024.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2024	—	—	—	120,510
February 2024	15,698	14.50	15,698	104,812
March 2024	—	—	—	104,812

Total	15,698

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By March 31, 2024, a total of 95,188 shares were repurchased at a total cost of $1,585,000 for an average cost per share of $16.65.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Chad E. Neiss dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data Files
104	Cover Page Interactive Data File

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 13, 2024	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 13, 2024	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer