Form 10-Q
period 2024-06-30
ENB Financial Corp
filed 2024-08-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2024, the registrant had 5,667,054 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2024

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2024	2023	2023
	$	$	$
ASSETS
Cash and due from banks	27,658	29,519	24,672
Interest-bearing deposits in other banks	78,955	59,477	36,409
Total cash and cash equivalents	106,613	88,996	61,081
Securities available for sale (at fair value, net of allowance for credit losses of $0)	437,728	459,569	456,004
Equity securities (at fair value)	9,849	9,451	9,019
Loans held for sale	825	352	652
Loans (net of unearned income)	1,384,076	1,360,078	1,296,502
Less: Allowance for credit losses	14,339	15,176	16,833
Net loans	1,369,737	1,344,902	1,279,669
Premises and equipment	26,261	25,284	25,381
Regulatory stock	8,641	8,540	7,843
Bank owned life insurance	35,520	35,632	35,197
Other assets	29,384	28,098	28,806
Total assets	2,024,558	2,000,824	1,903,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	623,348	611,968	634,360
Interest-bearing	1,131,022	1,114,830	1,021,591
Total deposits	1,754,370	1,726,798	1,655,951
Long-term debt	92,334	101,228	91,717
Subordinated debt	39,636	39,556	39,476
Other liabilities	12,252	13,588	10,174
Total liabilities	1,898,592	1,881,170	1,797,318
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,677,053 as of 6/30/24, 5,670,054 as of 12/31/23, and 5,654,415 as of 6/30/23	574	574	574
Capital surplus	4,001	4,072	4,259
Retained earnings	156,924	150,596	144,380
Accumulated other comprehensive loss, net of tax	(34,491)	(34,355)	(41,244)
Less: Treasury stock cost on 62,061 shares as of 6/30/24, 69,060 as of 12/31/23, and 84,700 as of 6/30/23	(1,042)	(1,233)	(1,635)
Total stockholders' equity	125,966	119,654	106,334
Total liabilities and stockholders' equity	2,024,558	2,000,824	1,903,652

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	17,940	14,951	35,255	28,648
Interest on securities available for sale
Taxable	2,854	2,811	5,740	5,853
Tax-exempt	705	740	1,425	1,529
Interest on deposits at other banks	606	213	950	247
Dividend income	324	266	630	521
Total interest and dividend income	22,429	18,981	44,000	36,798
Interest expense:
Interest on deposits	7,105	4,114	13,936	6,958
Interest on borrowings	1,330	1,210	2,698	2,379
Total interest expense	8,435	5,324	16,634	9,337
Net interest income	13,994	13,657	27,366	27,461
(Release) provision for credit losses	(207)	815	(851)	2,072
Net interest income after (release) provision for credit losses	14,201	12,842	28,217	25,389
Other income:
Trust and investment services income	727	674	1,810	1,459
Service fees	1,438	1,122	2,799	2,022
Commissions	1,005	917	2,022	1,812
Losses on the sale of debt securities, net	—	(954)	(91)	(1,364)
Gains (losses) on equity securities, net	30	(106)	(137)	(302)
Gains on sale of mortgages	478	204	1,022	326
Earnings on bank-owned life insurance	407	237	700	463
Other income	316	328	622	660
Total other income	4,401	2,422	8,747	5,076
Operating expenses:
Salaries and employee benefits	8,339	7,901	16,674	15,356
Occupancy	806	860	1,663	1,596
Equipment	350	325	653	669
Advertising & marketing	204	412	445	686
Computer software & data processing	1,467	1,697	3,169	3,478
Shares tax	357	299	714	599
Professional services	825	843	1,536	1,507
Other expense	1,020	865	2,108	1,675
Total operating expenses	13,368	13,202	26,962	25,566
Income before income taxes	5,234	2,062	10,002	4,899
Provision for federal income taxes	920	265	1,747	661
Net income	4,314	1,797	8,255	4,238
Earnings per share of common stock	0.76	0.32	1.46	0.75
Cash dividends paid per share	0.17	0.17	0.34	0.34
Weighted average shares outstanding	5,665,518	5,640,826	5,665,296	5,636,181

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	$	$	$	$
Net income	4,314	1,797	8,255	4,238
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	785	(1,728)	(262)	7,557
Income tax effect	(165)	363	54	(1,587)
	620	(1,365)	(208)	5,970
Losses recognized in earnings	—	954	91	1,364
Income tax effect	—	(200)	(19)	(286)
	—	754	72	1,078
Other comprehensive income (loss), net of tax	620	(611)	(136)	7,048
Comprehensive Income	4,934	1,186	8,119	11,286

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999
Net income	—	—	1,797	—	—	1,797
Other comprehensive loss net of tax	—	—	—	(611)	—	(611)
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 12,431 shares	—	—	—	—	(168)	(168)
Treasury stock issued - 20,692 shares	—	(97)	—	—	358	261
Cash dividends paid, $0.17 per share	—	—	(959)	—	—	(959)
Balances, June 30, 2023	574	4,259	144,380	(41,244)	(1,635)	106,334

Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,662 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933
Net income	—	—	4,314	—	—	4,314
Other comprehensive income net of tax	—	—	—	620	—	620
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 15,000 shares	—	—	—	—	(223)	(223)
Treasury stock issued - 19,036 shares	—	(49)	—	—	320	271
Cash dividends paid, $0.17 per share	—	—	(963)	—	—	(963)
Balances, June 30, 2024	574	4,001	156,924	(34,491)	(1,042)	125,966

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
	$	$
Cash flows from operating activities:
Net income	8,255	4,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,212	2,346
(Increase) decrease in interest receivable	(1,080)	307
Increase in interest payable	26	571
(Release) provision for credit losses	(851)	2,072
Losses on the sale of debt securities, net	91	1,364
Losses on equity securities, net	137	302
Gains on sale of mortgages	(1,022)	(326)
Loans originated for sale	(33,187)	(11,928)
Proceeds from sales of loans	33,736	17,529
Earnings on bank-owned life insurance	(700)	(463)
Depreciation of premises and equipment and amortization of software	1,045	973
Deferred income tax	290	(254)
Amortization of deferred fees on subordinated debt	80	80
Stock-based compensation expense	31	29
Other assets and other liabilities, net	(1,436)	1,353
Net cash provided by operating activities	7,627	18,193

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	17,477	20,457
Proceeds from sales	5,019	61,089
Purchases	(3,000)	(3,030)
Equity securities
Purchases	(535)	(202)
Purchase of regulatory bank stock	(477)	(1,821)
Redemptions of regulatory bank stock	376	648
Proceeds from bank-owned life insurance	745	2,083
Net increase in loans	(24,114)	(105,562)
Purchases of premises and equipment, net	(1,828)	(826)
Purchase of computer software	(513)	(494)
Net cash used for investing activities	(6,850)	(27,658)
Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	14,537	(33,709)
Net increase in time deposits	13,035	50,702
Repayments of short-term debt	—	(16,000)
Proceeds from long-term debt	—	37,678
Repayments of long-term debt	(8,894)	(4,000)
Dividends paid	(1,927)	(1,916)
Proceeds from sale of treasury stock	540	534
Treasury stock purchased	(451)	(315)
Net cash provided by financing activities	16,840	32,974
Increase in cash and cash equivalents	17,617	23,509
Cash and cash equivalents at beginning of period	88,996	37,572
Cash and cash equivalents at end of period	106,613	61,081
Supplemental disclosures of cash flow information:
Interest paid	16,608	8,764
Income taxes paid	1,900	1,375
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(173)	8,921

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the second quarter of 2024, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at June 30, 2024 and December 31, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
June 30, 2024
U.S. treasuries	19,884	—	(1,761)	—	18,123
U.S. government agencies	19,400	—	(1,806)	—	17,594
U.S. agency mortgage-backed securities	41,039	—	(3,616)	—	37,423
U.S. agency collateralized mortgage obligations	20,796	—	(2,026)	—	18,770
Non-agency MBS/CMO	53,033	—	(2,703)	—	50,330
Asset-backed securities	61,649	54	(524)	—	61,179
Corporate bonds	60,845	—	(5,790)	—	55,055
Obligations of states and political subdivisions	204,741	—	(25,487)	—	179,254
Total securities available for sale	481,387	54	(43,713)	—	437,728

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2023
U.S. Treasuries	19,869	—	(1,710)	—	18,159
U.S. government agencies	19,400	—	(1,862)	—	17,538
U.S. agency mortgage-backed securities	43,753	—	(3,597)	—	40,156
U.S. agency collateralized mortgage obligations	21,841	—	(2,004)	—	19,837
Non-agency MBS/CMO	59,281	22	(3,116)	—	56,187
Asset-backed securities	66,391	20	(1,106)	—	65,305
Corporate bonds	61,122	—	(6,118)	—	55,004
Obligations of states and political subdivisions	211,400	1	(24,018)	—	187,383
Total securities available for sale	503,057	43	(43,531)	—	459,569

The amortized cost and fair value of securities available for sale at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	16,151	15,781
Due after one year through five years	93,112	84,828
Due after five years through ten years	65,953	55,970
Due after ten years	306,171	281,149
Total debt securities	481,387	437,728

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $114,201,000 and $117,525,000 at June 30, 2024, and December 31, 2023, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $105,688,000 at June 30, 2024, and $109,651,000 at December 31, 2023.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identifications.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$	$	$	$
Proceeds from sales	—	32,972	5,019	61,089
Gross realized gains	—	—	—	4
Gross realized losses	—	(954)	(91)	(1,368)

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2024
U.S. Treasuries	—	—	18,123	(1,761)	18,123	(1,761)
U.S. government agencies	—	—	17,594	(1,806)	17,594	(1,806)
U.S. agency mortgage-backed securities	2	—	37,421	(3,616)	37,423	(3,616)
U.S. agency collateralized mortgage obligations	—	—	18,770	(2,026)	18,770	(2,026)
Non-Agency MBS/CMO	5,268	(28)	45,062	(2,675)	50,330	(2,703)
Asset-backed securities	8,416	(16)	37,909	(508)	46,325	(524)
Corporate bonds	—	—	55,055	(5,790)	55,055	(5,790)
Obligations of states & political subdivisions	—	—	179,224	(25,487)	179,224	(25,487)
Total unrealized losses on debt securities	13,686	(44)	409,158	(43,669)	422,844	(43,713)

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

In the debt security portfolio there were 310 positions carrying unrealized losses as of June 30, 2024.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first six months of 2024 or 2023.

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

4.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2024 and December 31, 2023.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2024
CRA-qualified mutual funds	8,267	—	—	8,267
Bank stocks	1,754	110	(282)	1,582
Total equity securities	10,021	110	(282)	9,849

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2023
CRA-qualified mutual funds	7,734	—	—	7,734
Bank stocks	1,754	144	(181)	1,717
Total equity securities	9,488	144	(181)	9,451

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months and six months ended June 30, 2024 and 2023, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2024 and 2023.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	30	(106)	(137)	(302)

Less: Net gains realized on the sale of equity securities during the period	—	—	—	—

Unrealized gains (losses) recognized in equity securities held at reporting date	30	(106)	(137)	(302)

5.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
	$	$

Agriculture	260,234	257,372
Business Loans	363,075	354,252
Consumer	6,371	6,392
Home Equity	112,863	107,176
Non-Owner Occupied Commercial Real Estate	131,460	135,117
Residential Real Estate (a)	508,048	497,553

Gross loans prior to deferred costs	1,382,051	1,357,862

Deferred loan costs, net	2,025	2,216
Allowance for credit losses	(14,339)	(15,176)
Total net loans	1,369,737	1,344,902

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $323,985,000 and $301,822,000 as of June 30, 2024 and December 31, 2023.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$258,903	$—	$1,017	$314	$1,331	$260,234
Business Loans	358,451	4,543	—	81	4,624	363,075
Consumer	6,332	28	—	11	39	6,371
Home Equity	112,168	123	219	353	695	112,863
Non-Owner Occupied CRE	131,460	—	—	—	—	131,460
Residential Real Estate	504,510	1,547	815	1,176	3,538	508,048
Total	$1,371,824	$6,241	$2,051	$1,935	$10,227	$1,382,051

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,372	$—	$—	$—	$—	$257,372
Business Loans	354,008	130	—	114	244	354,252
Consumer	6,361	15	3	13	31	6,392
Home Equity	106,787	170	69	150	389	107,176
Non-Owner Occupied CRE	135,117	—	—	—	—	135,117
Residential Real Estate	495,952	1,245	—	356	1,601	497,553
Total	$1,355,597	$1,560	$72	$633	$2,265	$1,357,862

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2024 and December 31, 2023, (in thousands):

June 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$889	$—	$889	$314	$1,203
Business Loans	1,626	—	1,626	—	1,626
Consumer Loans	—	—	—	11	11
Home Equity	—	—	—	353	353
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,073	—	1,073	103	1,176
Total	$3,588	$—	$3,588	$781	$4,369

December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$941	$—	$941	$—	$941
Business Loans	1,817	—	1,817	—	1,817
Consumer Loans	—	—	—	13	13
Home Equity	—	—	—	150	150
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	356	356
Total	$2,758	$—	$2,758	$519	$3,277

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of June 30, 2024 and December 31, 2023 (in thousands).

June 30, 2024
	Real Estate	Other	None	Total
Agriculture	$889	$—	$—	$889
Business Loans	1,626	—	—	1,626
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	1,073	—	—	1,073
Total	$3,588	$—	$—	$3,588

December 31, 2023
	Real Estate	Other	None	Total
Agriculture	$941	$—	$—	$941
Business Loans	1,817	—	—	1,817
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Total	$2,758	$—	$—	$2,758

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of June 30, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$10,953	$50,280	$38,214	$47,189	$17,854	$67,783	$20,506	$—	$252,779
Special Mention	—	53	1,331	20	—	1,217	92	—	2,713
Substandard	300	472	—	424	1,353	2,010	183	—	4,742
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,253	$50,805	$39,545	$47,633	$19,207	$71,010	$20,781	$—	$260,234

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$24,240	$44,255	$93,464	$66,027	$34,471	$50,999	$39,315	$—	$352,771
Special Mention	—	—	—	419	—	263	—	—	682
Substandard	—	2,974	2,392	—	227	1,037	2,992	—	9,622
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,240	$47,229	$95,856	$66,446	$34,698	$52,299	$42,307	$—	$363,075

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$5,812	$30,114	$35,635	$25,787	$12,532	$18,921	$—	$—	$128,801
Special Mention	—	—	—	—	—	34	—	—	34
Substandard	—	387	—	—	—	2,238	—	—	2,625
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,812	$30,501	$35,635	$25,787	$12,532	$21,193	$—	$—	$131,460

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$41,005	$124,649	$167,313	$139,003	$64,857	$137,703	$59,821	$—	$734,351
Special Mention	—	53	1,331	439	—	1,514	92	—	3,429
Substandard	300	3,833	2,392	424	1,580	5,285	3,175	—	16,989
Doubtful	—	—	—	—	—	—	—	—	—
Total	$41,305	$128,535	$171,036	$139,866	$66,437	$144,502	$63,088	$—	$754,769

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,478	$1,343	$673	$193	$113	$14	$1,546	$—	$6,360
Nonperforming	—	—	—	—	—	—	11	—	11
Total	$2,478	$1,343	$673	$193	$113	$14	$1,557	$—	$6,371

Consumer
Current period gross charge-offs	$—	$—	$36	$—	$—	$—	$—	$—	$36

Home equity
Payment Performance
Performing	$561	$7,545	$16,817	$980	$521	$2,103	$82,558	$1,425	$112,510
Nonperforming	—	—	—	—	—	7	346	—	353
Total	$561	$7,545	$16,817	$980	$521	$2,110	$82,904	$1,425	$112,863

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$34,162	$115,719	$144,018	$102,525	$41,745	$68,703	$—	$—	$506,872
Nonperforming	—	1,073	—	—	—	103	—	—	1,176
Total	$34,162	$116,792	$144,018	$102,525	$41,745	$68,806	$—	$—	$508,048

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$37,201	$124,607	$161,508	$103,698	$42,379	$70,820	$84,104	$1,425	$625,742
Nonperforming	—	1,073	—	—	—	110	357	—	1,540
Total	$37,201	$125,680	$161,508	$103,698	$42,379	$70,930	$84,461	$1,425	$627,282

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	Beginning				Ending
	Balance			Provisions	Balance
	March 31, 2024	Charge-offs	Recoveries	(Reductions)	June 30, 2024
Allowance for credit losses:
Agriculture	2,824	—	—	(164)	2,660
Business Loans	2,545	—	2	94	2,641
Consumer Loans	351	(11)	9	(22)	327
Home Equity	2,353	—	—	307	2,660
Non-Owner Occupied CRE	713	—	—	(20)	693
Residential Real Estate	5,830	—	—	(472)	5,358

Total	$14,616	$(11)	$11	$(277)	$14,339

	Beginning				Ending
	Balance			Provisions	Balance
	March 31, 2023	Charge-offs	Recoveries	(Reductions)	June 30, 2023
Allowance for credit losses:
Agriculture	3,591	—	—	75	3,666
Business Loans	3,473	—	2	(26)	3,449
Consumer Loans	270	(14)	1	100	357
Home Equity	2,318	—	—	21	2,339
Non-Owner Occupied CRE	942	—	—	1	943
Residential Real Estate	5,460	—	7	612	6,079

Total	$16,054	$(14)	$10	$783	$16,833

During the three months ended June 30, 2024, management charged off $11,000 in loans while recovering $11,000 and released $277,000 from the provision for credit losses related to loans and added $70,000 in provision expense for off-balance sheet credit exposure for a net release to the provision of $207,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Beginning				Ending
	Balance			Provisions	Balance
	December 31, 2023	Charge-offs	Recoveries	(Reductions)	June 30, 2024
Allowance for credit losses:
Agriculture	3,106	—	—	(446)	2,660
Business Loans	2,684	—	3	(46)	2,641
Consumer Loans	355	(36)	13	(5)	327
Home Equity	2,341	—	—	319	2,660
Non-Owner Occupied CRE	818	—	—	(125)	693
Residential Real Estate	5,872	—	—	(514)	5,358

Total	$15,176	$(36)	$16	$(817)	$14,339

	Beginning				Ending
	Balance			Provisions	Balance
	December 31, 2022	Charge-offs	Recoveries	(Reductions)	June 30, 2023
Allowance for credit losses:
Agriculture	3,537	—	71	58	3,666
Business Loans	3,382	—	7	60	3,449
Consumer Loans	250	(15)	1	121	357
Home Equity	2,129	—	—	210	2,339
Non-Owner Occupied CRE	875	—	—	68	943
Residential Real Estate	4,658	—	8	1,413	6,079

Total	$14,831	$(15)	$87	$1,930	$16,833

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

During the six months ended June 30, 2024, management charged off $36,000 in loans while recovering $16,000 and released $817,000 from the provision for credit losses related to loans and released $34,000 from the provision for off-balance sheet credit exposure for a combined release of $851,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of June 30, 2024:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2024:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	49	—	49
Ending balance: collectively evaluated	2,660	2,641	327	2,660	644	5,358	14,290

Loans receivable:
Ending balance	260,234	363,075	6,371	112,863	131,460	508,048	1,382,051
Ending balance: individually evaluated	889	1,626	—	—	2,240	1,073	5,828
Ending balance: collectively evaluated	259,345	361,449	6,371	112,863	129,220	506,975	1,376,223

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

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There was one modification of a loan to a borrower experiencing financial difficulty in the amount of $2,240,000 for the quarter ended June 30, 2024 and none for the quarter ended June 30, 2023.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2024
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	18,123	—	—	18,123
U.S. government agencies	—	17,594	—	17,594
U.S. agency mortgage-backed securities	—	37,423	—	37,423
U.S. agency collateralized mortgage obligations	—	18,770	—	18,770
Non-agency MBS/CMO	—	50,330	—	50,330
Asset-backed securities	—	61,179	—	61,179
Corporate bonds	—	55,055	—	55,055
Obligations of states & political subdivisions	—	179,254	—	179,254
Equity securities	9,849	—	—	9,849

Total securities	27,972	419,605	—	447,577

On June 30, 2024, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$5,779	$5,779
Total	$—	$—	$5,779	$5,779

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,144	$3,144
Total	$—	$—	$3,144	$3,144

The Corporation had a total of $5,828,000 of individually analyzed loans as of June 30, 2024, with $49,000 of specific allocation against these loans and $3,144,000 of individually analyzed loans as of December 31, 2023, with no specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
June 30, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	5,779	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,144	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2024
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	106,613	106,613	106,613	—	—
Regulatory stock	8,641	8,641	8,641	—	—
Loans held for sale	825	825	825	—	—
Loans, net of allowance	1,369,737	1,307,444	—	—	1,307,444
Mortgage servicing assets	2,376	3,081	—	—	3,081
Accrued interest receivable	8,095	8,095	8,095	—	—
Bank owned life insurance	35,520	35,520	35,520	—	—

Financial Liabilities:
Demand deposits	623,348	623,348	623,348	—	—
Interest-bearing demand deposits	243,812	243,812	243,812	—	—
NOW accounts	96,195	96,195	96,195	—	—
Money market deposit accounts	156,909	156,909	156,909	—	—
Savings accounts	287,372	287,372	287,372	—	—
Time deposits	346,734	344,164	—	—	344,164
Total deposits	1,754,370	1,751,800	1,407,636	—	344,164

Long-term debt	92,334	91,567	—	—	91,567
Subordinated debt	39,636	34,528	—	—	34,528
Accrued interest payable	2,229	2,229	2,229	—	—

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2024 and 2023 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2023	(34,355)
Other comprehensive loss before reclassifications	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72
Period change	(756)

Balance at March 31, 2024	(35,111)
Other comprehensive income before reclassifications	620
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	620

Balance at June 30, 2024	(34,491)

Balance at December 31, 2022	(48,292)
Other comprehensive income before reclassifications	7,335
Amount reclassified from accumulated other comprehensive income (loss)	324
Period change	7,659

Balance at March 31, 2023	(40,633)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive income (loss)	754
Period change	(611)

Balance at June 30, 2023	(41,244)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2024	2023	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	—	(954)	Losses on the sale of debt securities, net
Related income tax benefit	—	200	Benefit for federal income taxes
Net effect on accumulated other comprehensive loss for the period	—	(754)

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2024	2023	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	(91)	(1,364)	Losses on the sale of debt securities, net
Related income tax benefit	19	286	Benefit for federal income taxes
Net effect on accumulated other comprehensive loss for the period	(72)	(1,078)

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	National, regional and local economic conditions
●	Interest rate and monetary policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Continuing and future banking instability caused by bank failures and continuous financial uncertainty of various banks which may adversely impact the corporation and its securities values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations
●	Health of the housing market
●	Volatility of the securities markets including the valuation of securities
●	Real estate valuations and its impact on the loan portfolio
●	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
●	Political changes and the impact of new laws and regulations
●	Competitive forces
●	Impact of mergers and acquisition activity in the local market and the effects thereof
●	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Changes in customer behavior impacting deposit levels and loan demand
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operational, legal, and reputational risk
●	Results of the regulatory examination and supervision process
●	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
●	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
●	Local market area disruptions due to flooding, severe weather, or other natural disasters
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	Business and competitive disruptions caused by new market and industry entrants

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

Results of Operations

Overview

The Corporation recorded net income of $4,314,000 for the three-month period ended June 30, 2024, a $2,517,000, or 140.1% increase over the three months ended June 30, 2023. Net income for the six-month period was $8,255,000, a $4,017,000, or 94.8% increase over earnings in the six-month period ended June 30, 2023. The earnings per share, basic and diluted, were $0.76 for the three months ended June 30, 2024, compared to $0.32 for the same period in 2023, and for the year-to-date period, earnings per share were $1.46, compared to $0.75 in 2023.

The Corporation’s net interest income (NII) increased by $337,000, or 2.5%, and decreased by $95,000, or 0.3%, for the three and six months ended June 30, 2024, compared to the same periods in 2023. Interest and fees on loans increased by $2,989,000, or 20.0%, and $6,607,000, or 23.1%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Conversely, interest expense on deposits and borrowings increased by $3,111,000, or 58.4%, and $7,297,000, or 78.2%, for the three and six months ended June 30, 2024, compared to the same periods in the prior year.

The Corporation recorded a release of provision for credit loss of $207,000 in the second quarter of 2024, and $851,000 for the year-to-date period, compared to provision expense of $815,000 in the second quarter of 2023 and a year-to-date provision of $2,072,000 through June 30, 2023. During the first half of 2023, there was a significant change in the forward credit outlook due primarily to a high interest rate environment and unstable forward economic indicators. These forward economic indicators improved substantially moving into 2024 resulting in the release of provision expense for both the quarter and year-to-date period. The allowance as a percentage of total loans was 1.04% as of June 30, 2024, 1.12% as of December 31, 2023, and 1.30% as of June 30, 2023.

Other income increased by $1,979,000, or 81.7%, and $3,671,000, or 72.3%, for the three and six months ended June 30, 2024, compared to the same periods in the prior year.

Total operating expenses increased by $166,000, or 1.3%, and $1,396,000 or 5.5%, for the three and six months ended June 30, 2024, compared to the same periods in 2023. Salary and benefit expenses, which make up the largest portion of operating expenses, increased by $438,000, or 5.5%, and $1,318,000 or 8.6%, for these time periods, due to the competitive labor market and the cost to hire and retain qualified talent. Other operating expenses outside of salaries and benefits did not change significantly since the prior year.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The ROA and ROE increased for the quarter-to-date and year-to-date periods ended June 30, 2024, compared to the same periods in the prior year, due to higher earnings in 2024.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Return on Average Assets	0.87%	0.39%	0.84%	0.46%
Return on Average Equity	14.45%	6.85%	13.93%	8.27%

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

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2024, NII generated 75.8% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 84.4% for the first six months of 2023. This decrease is a result of higher levels of non-interest income in the first half of 2024. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $131,000 for the three months ended June 30, 2024, and $272,000 for the six months ended June 30, 2024, compared to $160,000 and $356,000 for the same periods in 2023.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Total interest income	22,429	18,981	44,000	36,798
Total interest expense	8,435	5,324	16,634	9,337

Net interest income	13,994	13,657	27,366	27,461
Tax equivalent adjustment	131	160	272	356

Net interest income (fully taxable equivalent)	14,125	13,817	27,638	27,817

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2023, asset yields increased with the increases in Federal Reserve rates, but liability costs increased even more dramatically as rates were held lower during 2022 when the Fed first started increasing rates and then moved much higher in 2023 due to liquidity needs and the desire to preserve deposit balances. Rates have stabilized in 2024 but the Corporation is still feeling the lingering effects of the prior rate movements as customers continue to move funds to higher yielding deposit products. While higher market rates have helped the Corporation’s asset yields, the higher cost of funds has put pressure on the NIM causing slight compression. Management believes this compression will moderate through the remainder of 2024 as the cost of fund increases have subsided and asset yields continue to rise.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Despite the increase in assets yields, the Corporation’s margin declined slightly for both time periods in 2024 compared to the prior year. The Corporation’s margin decreased to 2.91% for the quarter ended June 30, 2024, and 2.86% for the year-to-date period ended June 30, 2024, compared to 3.00% in the second quarter of 2023, and 3.04% for the year-to-date period. The Corporation’s NII on a fully-taxable-equivalent basis increased by $308,000, or 2.2%, for the three months ended June 30, 2024, but decreased by $179,000, or 0.6%, for the six months ended June 30, 2024, compared to the same periods in 2023.

The Corporation’s overall cost of funds rose significantly throughout 2023, but rose more modestly during the first half of 2024. Core deposit interest rates have risen over the past year; however, time deposit rates have risen to higher levels and more quickly than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to higher cost time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $2,991,000 for the quarter and $6,978,000 for the six months ended June 30, 2024, compared to the same periods in the prior year. The average balance of borrowings was slightly higher in the first six months of 2024 compared to 2023, and interest rates were also higher, resulting in the total cost of borrowings increasing by $120,000, and $319,000, for the three and six months ended June 30, 2024, compared to the same periods in 2023.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	326	67	393	510	193	703

Securities available for sale:
Taxable	(214)	284	70	(652)	588	(64)
Tax-exempt	(41)	(50)	(91)	(108)	(144)	(252)
Total securities	(255)	234	(21)	(760)	444	(316)

Loans	1,296	1,722	3,018	3,020	3,652	6,672
Regulatory stock	16	13	29	42	17	59

Total interest income	1,383	2,036	3,419	2,812	4,306	7,118

INTEREST EXPENSE

Deposits:
Demand deposits	(39)	518	479	(55)	1,714	1,659
Savings deposits	(13)	—	(13)	(27)	11	(16)
Time deposits	1,547	978	2,525	3,061	2,274	5,335
Total deposits	1,495	1,496	2,991	2,979	3,999	6,978

Borrowings:
Total borrowings	12	108	120	38	281	319

Total interest expense	1,507	1,604	3,111	3,017	4,280	7,297

NET INTEREST INCOME	(124)	432	308	(205)	26	(179)

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table shows a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2024			2023
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	49,120	607	4.97	21,680	212	3.93

Securities available for sale:
Taxable	346,506	3,005	3.47	372,638	2,935	3.15
Tax-exempt	150,472	743	1.98	158,553	835	2.11
Total securities (d)	496,978	3,748	3.02	531,191	3,770	2.84

Loans (a)	1,383,932	18,032	5.22	1,278,552	15,015	4.70

Regulatory stock	8,644	173	8.01	7,808	144	7.37

Total interest earning assets	1,938,674	22,560	4.66	1,839,231	19,141	4.17

Non-interest earning assets (d)	51,678			45,260

Total assets	1,990,352			1,884,491

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	484,259	3,427	2.85	490,767	2,947	2.41
Savings deposits	290,744	72	0.10	344,778	86	0.10
Time deposits	343,525	3,607	4.22	169,711	1,081	2.56
Borrowed funds	133,442	1,329	4.01	132,717	1,210	3.66
Total interest bearing liabilities	1,251,970	8,435	2.71	1,137,973	5,324	1.88

Non-interest bearing liabilities:

Demand deposits	605,982			629,778
Other	12,303			11,465

Total liabilities	1,870,255			1,779,216

Stockholders' equity	120,097			105,275

Total liabilities & stockholders' equity	1,990,352			1,884,491

Net interest income (FTE)		14,125			13,817

Net interest spread (b)			1.95			2.29
Effect of non-interest
bearing deposits			0.96			0.71
Net yield on interest earning assets (c)			2.91			3.00

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,053,000 as of June 30, 2024, and $2,546,000 as of June 30, 2023.  Such fees and costs recognized through income and included in the interest amounts totaled ($72,000) in 2024, and ($57,000) in 2023.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2024			2023
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	41,526	951	4.60	16,776	246	2.96

Securities available for sale:
Taxable	349,640	6,026	3.43	389,333	6,090	3.11
Tax-exempt	151,945	1,507	1.98	162,296	1,759	2.17
Total securities (d)	501,585	7,533	3.00	551,629	7,849	2.84

Loans (a)	1,377,705	35,444	5.15	1,252,994	28,774	4.61

Regulatory stock	8,620	344	7.99	7,542	285	7.55

Total interest earning assets	1,929,436	44,272	4.60	1,828,941	37,154	4.07

Non-interest earning assets (d)	50,654			44,158

Total assets	1,980,090			1,873,099

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	478,429	6,708	2.82	483,659	5,049	2.11
Savings deposits	296,379	147	0.10	351,535	162	0.09
Time deposits	341,842	7,081	4.17	157,623	1,747	2.24
Borrowed funds	136,517	2,698	3.98	132,051	2,379	3.63
Total interest bearing liabilities	1,253,167	16,634	2.67	1,124,868	9,337	1.67

Non-interest bearing liabilities:

Demand deposits	595,112			634,248
Other	12,604			10,623

Total liabilities	1,860,883			1,769,739

Stockholders' equity	119,207			103,360

Total liabilities & stockholders' equity	1,980,090			1,873,099

Net interest income (FTE)		27,638			27,817

Net interest spread (b)			1.93			2.40
Effect of non-interest bearing deposits			0.93			0.64
Net yield on interest earning assets (c)			2.86			3.04

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,119,000 as of June 30, 2024, and $2,600,000 as of June 30, 2023.  Such fees and costs recognized through income and included in the interest amounts totaled ($130,000) in 2024, and ($21,000) in 2023.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $34.2 million, or 6.4%, for the three months ended June 30, 2024, and $50.0 million, or 9.1%, for the six months ended June 30, 2024, compared to the same periods in 2023. The tax equivalent yield on investments increased by 18 basis points for the quarter-to-date period and 16 basis points for the year-to-date period when comparing both years. As a result of the lower balances, interest income on securities decreased by $21,000, or 0.6%, and $316,000, or 4.0%, for the three and six months ended June 30, 2024, compared to the same periods in the prior year.

Average balances on loans increased by $105.4 million, or 8.2%, for the three months ended June 30, 2024, and $124.7 million, or 10.0%, for the six months ended June 30, 2024, compared to the same periods in the prior year. Loan yields increased by 52 basis points for the quarter, and 54 basis points for the year-to-date period and loan interest income increased by $3,018,000, or 20.1%, and $6,672,000, or 23.2%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $113.3 million, or 11.3%, and $123.8 million, or 12.5%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. Total interest-bearing deposits increased as rates increased due to funds shifting from non-interest earning accounts to interest earning accounts due to the rapid increase in market rates. The average balance of interest bearing demand deposits and savings accounts decreased slightly as funds moved into higher-yielding time deposit accounts. The interest rate paid on all interest-bearing deposits increased significantly for both time periods. The combined rate on interest-bearing deposits increased by 210 basis points for the quarter ended June 30, 2024, and 265 basis points for the year-to-date period, compared to the same periods in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $2,991,000, for the three months ended June 30, 2024, and $6,978,000, for the six months ended June 30, 2024, compared to the same periods in 2023.

The Corporation’s average balance on borrowed funds increased by $725,000, or 0.5%, for the three months ended June 30, 2024, and $4,466,000, or 3.4%, for the six months ended June 30, 2024, compared to the same periods in 2023. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 35 basis points for the three and six ended June 30, 2024, compared to the same periods in the prior year.

For the three months ended June 30, 2024, the net interest spread decreased by 34 basis points to 1.95%, compared to 2.29% for the three months ended June 30, 2023. For the six months ended June 30, 2024, the net interest spread decreased by 47 basis points to 1.93%, compared to 2.40% for the six months ended June 30, 2023. The effect of non-interest bearing funds increased to 96 basis points from 71 basis points for the three months ended June 30, 2024, and increased to 93 basis points from 64 basis points for the six months ended June 30, 2024, compared to the same periods in 2023. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the second quarter of 2024 was 2.91%, compared to 3.00% for the second quarter of 2023. For the year-to-date period, the Corporation’s NIM was 2.86%, compared to 3.04% for the same period in 2023.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a release of provision expense of $817,000 for credit losses related to loans, $34,000 for unfunded commitments and $0 related to available-for-sale securities for the first six months of 2024, compared to provision expense of $1,930,000 related to loans, $142,000 for unfunded commitments, and $0 related to available-for-sale securities for the six months ended June 30, 2023. During the first half of 2024, there was less economic impact in the forward credit outlook due to improving economic indicators allowing the release of provision expense. As of June 30, 2024, the allowance as a percentage of total loans was 1.04%, compared to 1.30% at June 30, 2023. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2024 was $4,401,000, an increase of $1,979,000, or 81.7%, compared to the $2,422,000 earned during the second quarter of 2023. For the year-to-date period ended June 30, 2024, other income totaled $8,747,000, an increase of $3,671,000, or 72.3%, compared to the same period in 2023. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	$	$	$	%

Trust and investment services	727	674	53	7.9
Service charges on deposit accounts	440	344	96	27.9
Other fees	998	778	220	28.3
Commissions	1,005	917	88	9.6
Net gains/(losses) on debt and equity securities	30	(1,060)	1,090	(102.8)
Gains on sale of mortgages	478	204	274	134.3
Earnings on bank owned life insurance	407	237	170	71.7
Other miscellaneous income	316	328	(12)	(3.7)

Total other income	4,401	2,422	1,979	81.7

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	$	$	$	%

Trust and investment services	1,810	1,459	351	24.1
Service charges on deposit accounts	855	631	224	35.5
Other fees	1,944	1,391	553	39.8
Commissions	2,022	1,812	210	11.6
Net gains (losses) on debt and equity securities	(228)	(1,666)	1,438	(86.3)
Gains on sale of mortgages	1,022	326	696	213.5
Earnings on bank owned life insurance	700	463	237	51.2
Other miscellaneous income	622	660	(38)	(5.8)

Total other income	8,747	5,076	3,671	72.3

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Trust and investment services income increased for the quarter and year-to-date period, as a result of increased fees and the gain on sale of a limited number of trust assets. Service charges on deposit accounts and other fees increased for both time periods driven primarily by fees earned on an off-balance-sheet sweep product. Commissions are higher for both time periods as a result of higher income on debit card interchange transactions. The Corporation incurred $30,000 of gains on debt and equity securities in the second quarter of 2024 as a result of appreciation of bank stock values, and $228,000 of losses for the year-to-date period as a result of strategic sales of debt securities to fund higher yielding loan growth. This compared to net losses of $1,060,000, and $1,666,000 for the three and six months ended June 30, 2023, as a result of a higher volume of debt security sales. Mortgage gains increased by $274,000, or 134.3%, in the second quarter of 2024, compared to the second quarter of 2023, and $696,000, or 213.5%, for the six months ended June 30, 2024, compared to the same period in 2023. This was primarily a result of the strategic decision to generate more mortgage volume for sale on the secondary market as opposed to held for investment on the Corporation’s balance sheet. Earnings on bank owned life insurance were higher by $170,000, or 71.7%, and $237,000, or 51.2% for the three and six months ended June 30, 2024, compared to the same periods in the prior year as a result of a death benefit received in the second quarter of 2024.

Operating Expenses

Operating expenses for the second quarter of 2024 were $13,368,000, an increase of $166,000, or 1.3%, compared to the $13,202,000 for the second quarter of 2023. For the year-to-date period ended June 30, 2024, operating expenses totaled $26,962,000, an increase of $1,396,000, or 5.5%, compared to the same period in 2023. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2024, compared to the same periods in 2023.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,339	7,901	438	5.5
Occupancy expenses	806	860	(54)	(6.3)
Equipment expenses	350	325	25	7.7
Advertising & marketing expenses	204	412	(208)	(50.5)
Computer software & data processing expenses	1,467	1,697	(230)	(13.6)
Shares tax	357	299	58	19.4
Professional services	825	843	(18)	(2.1)
Other operating expenses	1,020	865	155	17.9
Total Operating Expenses	13,368	13,202	166	1.3

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	16,674	15,356	1,318	8.6
Occupancy expenses	1,663	1,596	67	4.2
Equipment expenses	653	669	(16)	(2.4)
Advertising & marketing expenses	445	686	(241)	(35.1)
Computer software & data processing expenses	3,169	3,478	(309)	(8.9)
Bank shares tax	714	599	115	19.2
Professional services	1,536	1,507	29	1.9
Other operating expenses	2,108	1,675	433	25.9
Total Operating Expenses	26,962	25,566	1,396	5.5

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the second quarter of 2024, salaries and benefits increased $438,000, or 5.5%, and for the six months ended June 30, 2024, salaries and benefits increased $1,318,000, or 8.6%, compared to the same periods in 2023. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees inclusive of costs related to merit increases and employee benefit expenses. Advertising and marketing expenses were lower by $208,000, or 50.5%, and $241,000, or 35.1%, for the three and six months ended June 30, 2024, compared to the prior year. This decrease was primarily related to lower costs related to various media advertising channels. Computer software and data processing expenses decreased by $230,000, or 13.6%, and $309,000, or 8.9%, for the three and six months ended June 30, 2024, as a result of a debit card conversion in 2023 that resulted in amortized contract costs. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased due to the increase in the Corporation’s level of shareholders’ equity. Other operating expenses increased by $155,000, or 17.9%, and $433,000, or 25.9%, for the three and six months ended June 30, 2024, compared to the same periods in the prior year due largely to higher FDIC insurance costs and a larger amount of charitable contributions.

Income Taxes

Federal income tax expense was $920,000 for the second quarter of 2024 compared to $265,000 for the same period in 2023. For the six months ended June 30, 2024, the Corporation recorded Federal income tax expense of $1,747,000, compared to $661,000 for the six months ended June 30, 2023. The effective tax rate for the Corporation was 17.5% for the six months ended June 30, 2024, and 13.5% for the six months ended June 30, 2023. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2024, the Corporation had $437.7 million of debt securities available for sale, which accounted for 21.6% of assets, compared to 23.0% as of December 31, 2023, and 24.0% as of June 30, 2023. Based on ending balances, the debt securities portfolio decreased 4.0% from June 30, 2023, and 4.8% from December 31, 2023.

The debt securities portfolio was showing a net unrealized loss of $43,659,000 as of June 30, 2024, compared to $43,488,000 as of December 31, 2023, and $52,208,000 as of June 30, 2023. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury and U.S. government agencies sectors remained stable during the first six months of 2024 with little movement in balances. These sectors represent safe credits, but carry a lower yield due to the investments made in 2020 and 2021.

The Corporation’s U.S. agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) have decreased since December 31, 2023, with MBS decreasing $2.7 million, or 6.8%, and CMOs decreasing $1.1 million, or 5.4%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain some amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $50.3 million as of June 30, 2024, or 11.2% of the total portfolio. This sector better structures the portfolio to achieve higher yields and shortens the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $56.2 million at December 31, 2023.

The Corporation’s asset-backed securities declined by $4.1 million, or 6.3%, from December 31, 2023, to June 30, 2024. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current higher rate environment, they have added to the overall yield increase for the portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of June 30, 2024, the fair value of the Corporation’s corporate bonds did not change materially from balances at December 31, 2023. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $8.1 million, or 4.3%, in the first six months of 2024 primarily due to the sale of a number of these bonds during the first quarter. Municipal bonds represented 40.0% of the securities portfolio as of June 30, 2024 and December 31, 2023.

Loans

Net loans outstanding increased by 1.8%, to $1,369.7 million at June 30, 2024, from $1,344.9 million at December 31, 2023. The following table shows the composition of the loan portfolio as of June 30, 2024 and December 31, 2023.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,
	2024		2023
	$	%	$	%

Agriculture	260,234	18.8	257,372	18.9
Business Loans	363,075	26.3	354,252	26.1
Consumer	6,371	0.5	6,392	0.5
Home Equity	112,863	8.2	107,176	7.9
Non-Owner Occupied CRE	131,460	9.5	135,117	10.0
Residential Real Estate (a)	508,048	36.7	497,553	36.6

Total loans	1,382,051	100	1,357,862	100
Less:
Deferred loan costs, net	2,025		2,216
Allowance for credit losses	(14,339)		(15,176)
Total net loans	1,369,737		1,344,902

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $323,985,000 as of June 30, 2024 and $301,822,000 as of December 31, 2023.

There was moderate growth in the loan portfolio since December 31, 2023. All of the loan categories, except consumer loans and non-owner occupied CRE, showed an increase in balances since December 31, 2023.

The agriculture loan segment increased $2,862,000, or 1.1%, the business loan segment increased $8,823,000, or 2.5%, the consumer loan segment decreased $21,000, or 0.3%, the home equity segment increased $5,687,000, or 5.3%, the non-owner occupied CRE segment decreased $3,657,000, or 2.7%, and the residential real estate segment increased $10,495,000, or 2.1%, from balances at December 31, 2023. The agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In the first half of 2024, mortgage production decreased 16% compared to the first six months of 2023.  Purchase money origination constituted 93% of the Corporation’s mortgage originations for the six months ended June 30, 2024, with construction-only and construction-permanent loans making up 50% of that mix.  As long term mortgage rates continue to slowly decline, the held-for-investment portfolio has decreased to 46% of total originations. As of June 30, 2024, adjustable-rate mortgage balances were $331.5 million, representing 65.3% of the 1-4 family residential loan portfolio of the Corporation.

The consumer loan portfolio represents 0.5% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2024	2023	2023
	$	$	$

Nonaccrual loans	3,588	2,758	2,903
Loans past due 90 days or more and still accruing	781	519	407
Total non-performing loans	4,369	3,277	3,310

Other real estate owned	—	—	—

Total non-performing assets	4,369	3,277	3,310

Non-performing assets to net loans	0.32%	0.31%	0.26%

The total balance of non-performing assets increased by $1,059,000, or 32.0% from balances at June 30, 2023, and increased $1,092,000, or 33.3%, from balances at December 31, 2023. Non-accrual loans increased by $685,000, or 23.6%, since June 30, 2023, and $830,000, or 30.1%, since December 31, 2023. Loans past due 90 days or more and still accruing increased $374,000, or 91.9%, since June 30, 2023, and $262,000, or 50.5%, since December 31, 2023. The primary reason for the increase in non-accrual loans was the addition of a residential mortgage loan in the amount of $1.1 million that was added to non-accrual during the first half of 2024. The reason for the increase in loans past due 90 days or more was primarily a number of home equity line of credit relationships as well as an agricultural line of credit. While non-performing asset balances have increased in the first six months of 2024, the Corporation’s total level of non-performing assets is still low relative to its peer group.

There was no other real estate owned (OREO) as of June 30, 2024, December 31, 2023, or June 30, 2023.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of June 30, 2024 and June 30, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	June 30,	June 30,
	2024	2023
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	36	15
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	36	15

Recoveries of loans previously charged-off
Agriculture	—	71
Business Loans	3	7
Consumer Loans	13	1
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	8
Total recoveries	16	87

Net charge-offs (recoveries)
Agriculture	—	(71)
Business Loans	(3)	(7)
Consumer Loans	23	14
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	(8)
Total net charge-offs (recoveries)	20	(72)

The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of June 30, 2024, there were $36,000 in charge-offs and $16,000 of recoveries, representing a net charge-off position of $20,000 as shown above. As of June 30, 2023, there were $15,000 in charge-offs and $87,000 in recoveries, representing a net recovery position of $72,000.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

The Corporation’s level of classified loans was $18.3 million on June 30, 2024, compared to $12.4 million on June 30, 2023. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Deposits

The Corporation’s total ending deposits at June 30, 2024, increased by $27.6 million, or 1.6%, from December 31, 2023, and $98.4 million, or 5.9%, from June 30, 2023. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed marginally since June 30, 2023, as customers have moved from non-interest bearing and low-interest bearing accounts into higher yielding checking accounts and time deposits. Since June 30, 2023, there has been a $11.0 million, or 1.7% decrease in non-interest bearing demand deposit accounts, a $22.9 million, or 10.3% increase in interest bearing demand balances, a $13.1 million, or 12.0% decrease in NOW balances, a $7.5 million, or 4.6% decrease in money market account balances, a $55.1 million, or 16.1% decrease in savings account balances, and a $162.2 million, or 87.9% increase in time deposit balances.

The significant increase in time deposit balances was a result of the increased rate environment and offering several promotional rates on specific time deposit terms throughout 2023 and the first half of 2024. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of June 30, 2024 and 2023, the total uninsured deposits of the Corporation were approximately $212,540,000 and $228,159,000, respectively or 12.1% and 13.8%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2024, December 31, 2023, and June 30, 2023.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2024	2023	2023
	$	$	$

Non-interest bearing demand	623,348	611,968	634,360
Interest bearing demand	243,812	214,033	220,949
NOW accounts	96,195	99,738	109,257
Money market deposit accounts	156,909	158,446	164,432
Savings accounts	287,372	308,913	342,422
Time deposits	346,734	333,700	184,531
Total deposits	1,754,370	1,726,798	1,655,951

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Borrowings

Total borrowings were $132.0 million, $140.8 million, and $131.2 million as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively. There were no short-term borrowings as of June 30, 2024, December 31, 2023, or June 30, 2023. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $92.3 million as of June 30, 2024, $101.2 million as of December 31, 2023, and $91.7 million as of June 30, 2023, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $711.9 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of June 30, 2024, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of June 30, 2024, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of June 30, 2024	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.5%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.5%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.9%	N/A	N/A
Bank	9.6%	4.0%	5.0%

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of June 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of June 30, 2024, the Bank’s Tier 1 Leverage Ratio stood at 9.6% while the Corporation’s Tier 1 Leverage Ratio was 7.9%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2024
$
Commitments to extend credit:
Revolving home equity	230,496
Construction loans	21,739
Real estate loans	132,967
Business loans	225,845
Consumer loans	1,335
Other	5,715
Standby letters of credit	18,155

Total	636,252

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2024, the Corporation was within guidelines for all of the above measurements.

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

ENB FINANCIAL CORP

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to change immediately, the Corporation would realize less net interest income in all up and down rate scenarios. In past years, the Corporation was generally showing asset sensitivity meaning in a rates-up environment, assets would reprice faster than liabilities resulting in higher net interest income. In the past year, this increase in net interest income shifted to a decline primarily due to the increased impact from a higher cost of funds if rates continue to rise. While the Corporation would recognize higher interest income on its variable-rate assets, it would also now be repricing liabilities at a much faster pace resulting in increased interest expense that would offset the rise in interest income. Likewise, in the down-rate scenarios, asset yields would decline in conjunction with market rate moves, while deposit repricing would be slower to retain existing deposit balances.

The second quarter of 2024 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2024, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2024, the Corporation was within guidelines for all rate scenarios except the down-300 basis point scenario. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down-300 basis point scenario and actual projected results show a valuation decline of 33%. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2024, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2024

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2024.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2024	5,000	14.79	5,000	99,812
May 2024	5,000	15.05	5,000	94,812
June 2024	5,000	14.80	5,000	89,812

Total	15,000

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By June 30, 2024, a total of 110,188 shares were repurchased at a total cost of $1,808,313 for an average cost per share of $16.41.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ENB Financial Corp
(Registrant)

Dated: August 13, 2024	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 13, 2024	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer