Form 10-Q
period 2024-09-30
ENB Financial Corp
filed 2024-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2024, the registrant had 5,640,530 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2024

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2024	2023	2023
	$	$	$
ASSETS
Cash and due from banks	5,669	29,519	24,962
Interest-bearing deposits in other banks	62,048	59,477	13,797
Total cash and cash equivalents	67,717	88,996	38,759
Securities available for sale (at fair value, net of allowance for credit losses of $0)	517,801	459,569	438,152
Equity securities (at fair value)	9,851	9,451	9,041
Loans held for sale	1,994	352	1,081
Loans (net of unearned income)	1,410,511	1,360,078	1,335,597
Less: Allowance for credit losses	14,742	15,176	16,349
Net loans	1,395,769	1,344,902	1,319,248
Premises and equipment	28,116	25,284	25,339
Regulatory stock	8,468	8,540	8,283
Bank owned life insurance	35,769	35,632	35,415
Other assets	26,986	28,098	33,229
Total assets	2,092,471	2,000,824	1,908,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	599,025	611,968	583,145
Interest-bearing	1,216,390	1,114,830	1,077,845
Total deposits	1,815,415	1,726,798	1,660,990
Long-term debt	87,822	101,228	98,528
Subordinated debt	39,676	39,556	39,516
Other liabilities	14,399	13,588	12,011
Total liabilities	1,957,312	1,881,170	1,811,045
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,640,530 as of 9/30/24, 5,670,054 as of 12/31/23, and 5,651,378 as of 9/30/23	574	574	574
Capital surplus	3,994	4,072	4,237
Retained earnings	159,296	150,596	147,033
Accumulated other comprehensive loss, net of tax	(27,047)	(34,355)	(52,721)
Less: Treasury stock cost on 98,584 shares as of 9/30/24, 69,060 as of 12/31/23, and 87,737 as of 9/30/23	(1,658)	(1,233)	(1,621)
Total stockholders' equity	135,159	119,654	97,502
Total liabilities and stockholders' equity	2,092,471	2,000,824	1,908,547

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	18,644	15,892	53,899	44,540
Interest on securities available for sale
Taxable	3,031	2,900	8,771	8,753
Tax-exempt	701	736	2,126	2,265
Interest on deposits at other banks	809	227	1,759	474
Dividend income	321	282	951	803
Total interest and dividend income	23,506	20,037	67,506	56,835
Interest expense:
Interest on deposits	8,017	5,390	21,953	12,348
Interest on borrowings	1,319	1,289	4,017	3,668
Total interest expense	9,336	6,679	25,970	16,016
Net interest income	14,170	13,358	41,536	40,819
Provision (release) for credit losses	497	(504)	(354)	1,568
Net interest income after provision (release) for credit losses	13,673	13,862	41,890	39,251
Other income:
Trust and investment services income	794	663	2,604	2,122
Service fees	1,532	1,382	4,331	3,404
Commissions	1,039	917	3,061	2,729
Losses on the sale of debt securities, net	—	—	(91)	(1,364)
Gains (losses) on equity securities, net	211	(103)	74	(405)
Gains on sale of mortgages	369	180	1,391	506
Earnings on bank-owned life insurance	279	245	979	708
Other income	315	271	937	931
Total other income	4,539	3,555	13,286	8,631
Operating expenses:
Salaries and employee benefits	8,644	7,350	25,318	22,706
Occupancy	830	833	2,493	2,429
Equipment	311	327	964	996
Advertising & marketing	371	387	816	1,074
Computer software & data processing	1,550	1,798	4,718	5,277
Shares tax	316	252	1,030	851
Professional services	831	922	2,395	2,428
Other expense	1,271	1,164	3,352	2,838
Total operating expenses	14,124	13,033	41,086	38,599
Income before income taxes	4,088	4,384	14,090	9,283
Provision for federal income taxes	752	771	2,499	1,432
Net income	3,336	3,613	11,591	7,851
Earnings per share of common stock	0.59	0.64	2.05	1.39
Cash dividends paid per share	0.17	0.17	0.51	0.51
Weighted average shares outstanding	5,658,537	5,647,965	5,663,072	5,640,214

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Net income	3,336	3,613	11,591	7,851
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	9,423	(14,528)	9,159	(6,971)
Income tax effect	(1,979)	3,051	(1,923)	1,464
	7,444	(11,477)	7,236	(5,507)
Reclassification adjustment for losses included in net income	—	—	91	1,364
Income tax effect	—	—	(19)	(286)
	—	—	72	1,078
Other comprehensive income (loss), net of tax	7,444	(11,477)	7,308	(4,429)
Comprehensive Income (Loss)	10,780	(7,864)	18,899	3,422

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	2,441	—	—	2,441
Other comprehensive income net of tax	—	—	—	7,659	—	7,659
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 8,903 shares	—	—	—	—	(147)	(147)
Treasury stock issued - 19,523 shares	—	(110)	—	—	383	273
Cash dividends paid, $0.17 per share	—	—	(957)	—	—	(957)
Balances, March 31, 2023	574	4,341	143,542	(40,633)	(1,825)	105,999
Net income	—	—	1,797	—	—	1,797
Other comprehensive loss net of tax	—	—	—	(611)	—	(611)
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 12,431 shares	—	—	—	—	(168)	(168)
Treasury stock issued - 20,692 shares	—	(97)	—	—	358	261
Cash dividends paid, $0.17 per share	—	—	(959)	—	—	(959)
Balances, June 30, 2023	574	4,259	144,380	(41,244)	(1,635)	106,334
Net income	—	—	3,613	—	—	3,613
Other comprehensive loss net of tax	—	—	—	(11,477)	—	(11,477)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 8,800 shares	—	—	—	—	(125)	(125)
Treasury stock issued - 5,763 shares	—	(39)	—	—	139	100
Cash dividends paid, $0.17 per share	—	—	(960)	—	—	(960)
Balances, September 30, 2023	574	4,237	147,033	(52,721)	(1,621)	97,502

Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,662 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933
Net income	—	—	4,314	—	—	4,314
Other comprehensive income net of tax	—	—	—	620	—	620
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 15,000 shares	—	—	—	—	(223)	(223)
Treasury stock issued - 19,036 shares	—	(49)	—	—	320	271
Cash dividends paid, $0.17 per share	—	—	(963)	—	—	(963)
Balances, June 30, 2024	574	4,001	156,924	(34,491)	(1,042)	125,966
Net income	—	—	3,336	—	—	3,336
Other comprehensive income net of tax	—	—	—	7,444	—	7,444
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 51,470 shares	—	—	—	—	(867)	(867)
Treasury stock issued - 14,947 shares	—	(22)	—	—	251	229
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, September 30, 2024	574	3,994	159,296	(27,047)	(1,658)	135,159

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
	$	$
Cash flows from operating activities:
Net income	11,591	7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,202	3,512
Increase in interest receivable	(1,225)	(483)
Increase in interest payable	889	1,501
(Release) provision for credit losses	(354)	1,568
Losses on the sale of debt securities, net	91	1,364
(Gains) losses on equity securities, net	(74)	405
Gains on sale of mortgages	(1,391)	(506)
Loans originated for sale	(46,287)	(23,149)
Proceeds from sales of loans	46,036	28,501
Earnings on bank-owned life insurance	(979)	(708)
Depreciation of premises and equipment and amortization of software	1,569	1,488
Deferred income tax	259	(282)
Amortization of deferred fees on subordinated debt	120	120
Stock-based compensation expense	46	46
Other assets and other liabilities, net	(644)	1,635
Net cash provided by operating activities	12,849	22,863

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	32,800	26,660
Proceeds from sales	5,019	61,089
Purchases	(88,900)	(6,982)
Equity securities
Proceeds from sales	331	—
Purchases	(657)	(328)
Purchase of regulatory bank stock	(551)	(2,398)
Redemptions of regulatory bank stock	623	785
Proceeds from bank-owned life insurance	740	2,078
Net increase in loans	(50,672)	(144,729)
Purchases of premises and equipment, net	(4,104)	(1,191)
Purchase of computer software	(528)	(499)
Net cash used for investing activities	(105,899)	(65,515)
Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	1,254	(104,636)
Net increase in time deposits	87,363	126,668
Repayments of short-term debt	—	(16,000)
Proceeds from long-term debt	—	46,989
Repayments of long-term debt	(13,406)	(6,500)
Dividends paid	(2,891)	(2,876)
Proceeds from sale of treasury stock	769	634
Treasury stock purchased	(1,318)	(440)
Net cash provided by financing activities	71,771	43,839
(Decrease) increase in cash and cash equivalents	(21,279)	1,187
Cash and cash equivalents at beginning of period	88,996	37,572
Cash and cash equivalents at end of period	67,717	38,759
Supplemental disclosures of cash flow information:
Interest paid	25,082	14,514
Income taxes paid	2,300	1,375
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	10,155	(5,607)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the third quarter of 2024, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at September 30, 2024 and December 31, 2023, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
September 30, 2024
U.S. treasuries	19,892	—	(1,204)	—	18,688
U.S. government agencies	19,400	—	(1,265)	—	18,135
U.S. agency mortgage-backed securities	39,194	—	(2,485)	—	36,709
U.S. agency collateralized mortgage obligations	59,955	445	(1,719)	—	58,681
Non-agency MBS/CMO	91,725	278	(2,307)	—	89,696
Asset-backed securities	59,442	47	(497)	—	58,992
Corporate bonds	57,558	—	(4,207)	—	53,351
Obligations of states and political subdivisions	203,967	—	(20,418)	—	183,549
Total securities available for sale	551,133	770	(34,102)	—	517,801

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2023
U.S. Treasuries	19,869	—	(1,710)	—	18,159
U.S. government agencies	19,400	—	(1,862)	—	17,538
U.S. agency mortgage-backed securities	43,753	—	(3,597)	—	40,156
U.S. agency collateralized mortgage obligations	21,841	—	(2,004)	—	19,837
Non-agency MBS/CMO	59,281	22	(3,116)	—	56,187
Asset-backed securities	66,391	20	(1,106)	—	65,305
Corporate bonds	61,122	—	(6,118)	—	55,004
Obligations of states and political subdivisions	211,400	1	(24,018)	—	187,383
Total securities available for sale	503,057	43	(43,531)	—	459,569

The amortized cost and fair value of securities available for sale at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	12,998	12,806
Due after one year through five years	92,248	86,272
Due after five years through ten years	66,287	58,654
Due after ten years	379,600	360,069
Total debt securities	551,133	517,801

Securities available for sale with a par value of $111,969,000 and $117,525,000 at September 30, 2024, and December 31, 2023, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $106,752,000 at September 30, 2024, and $109,651,000 at December 31, 2023.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Proceeds from sales	—	—	5,019	61,089
Gross realized gains	—	—	—	4
Gross realized losses	—	—	(91)	(1,368)

Information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2024
U.S. Treasuries	—	—	18,688	(1,204)	18,688	(1,204)
U.S. government agencies	—	—	18,135	(1,265)	18,135	(1,265)
U.S. agency mortgage-backed securities	—	—	36,709	(2,485)	36,709	(2,485)
U.S. agency collateralized mortgage obligations	19,705	(328)	18,744	(1,391)	38,449	(1,719)
Non-Agency MBS/CMO	39,617	(626)	38,708	(1,681)	78,325	(2,307)
Asset-backed securities	15,104	(49)	28,649	(448)	43,753	(497)
Corporate bonds	—	—	53,351	(4,207)	53,351	(4,207)
Obligations of states & political subdivisions	1,703	(337)	181,815	(20,081)	183,518	(20,418)
Total unrealized losses on debt securities	76,129	(1,340)	394,799	(32,762)	470,928	(34,102)

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2023
U.S. Treasuries	—	—	18,159	(1,710)	18,159	(1,710)
U.S. government agencies	—	—	17,538	(1,862)	17,538	(1,862)
U.S. agency mortgage-backed securities	—	—	40,147	(3,597)	40,147	(3,597)
U.S. agency collateralized mortgage obligations	—	—	19,837	(2,004)	19,837	(2,004)
Non-Agency MBS/CMO	11,189	(119)	41,966	(2,997)	53,155	(3,116)
Asset-backed securities	2,661	(47)	57,049	(1,059)	59,710	(1,106)
Corporate bonds	—	—	55,004	(6,118)	55,004	(6,118)
Obligations of states & political subdivisions	—	—	186,819	(24,018)	186,819	(24,018)
Total unrealized losses on debt securities	13,850	(166)	436,519	(43,365)	450,369	(43,531)

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In the debt security portfolio there were 312 positions carrying unrealized losses as of September 30, 2024.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first nine months of 2024 or 2023.

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

4.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2024 and December 31, 2023.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2024
CRA-qualified mutual funds	8,391	—	—	8,391
Bank stocks	1,553	90	(183)	1,460
Total equity securities	9,944	90	(183)	9,851

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2023
CRA-qualified mutual funds	7,734	—	—	7,734
Bank stocks	1,754	144	(181)	1,717
Total equity securities	9,488	144	(181)	9,451

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months and nine months ended September 30, 2024 and 2023, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2024 and 2023.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	211	(103)	74	(405)

Less: Net gains realized on the sale of equity securities during the period	131	—	131	—

Unrealized gains (losses) recognized in equity securities held at reporting date	80	(103)	(57)	(405)

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

5.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2024 (in thousands):

	September 30,	December 31,
	2024	2023
	$	$

Agriculture	280,446	257,372
Business Loans	349,089	354,252
Consumer	6,460	6,392
Home Equity	116,748	107,176
Non-Owner Occupied Commercial Real Estate	135,006	135,117
Residential Real Estate (a)	520,889	497,553

Gross loans prior to deferred costs	1,408,638	1,357,862

Deferred loan costs, net	1,873	2,216
Allowance for credit losses	(14,742)	(15,176)
Total net loans	1,395,769	1,344,902

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $328,932,000 and $301,822,000 as of September 30, 2024 and December 31, 2023.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$279,113	$1,333	$—	$—	$1,333	$280,446
Business Loans	344,941	133	3,937	78	4,148	349,089
Consumer	6,455	5	—	—	5	6,460
Home Equity	116,396	79	—	273	352	116,748
Non-Owner Occupied CRE	135,006	—	—	—	—	135,006
Residential Real Estate	517,110	—	1,618	2,161	3,779	520,889
Total	$1,399,021	$1,550	$5,555	$2,512	$9,617	$1,408,638

	December 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,372	$—	$—	$—	$—	$257,372
Business Loans	354,008	130	—	114	244	354,252
Consumer	6,361	15	3	13	31	6,392
Home Equity	106,787	170	69	150	389	107,176
Non-Owner Occupied CRE	135,117	—	—	—	—	135,117
Residential Real Estate	495,952	1,245	—	356	1,601	497,553
Total	$1,355,597	$1,560	$72	$633	$2,265	$1,357,862

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2024 and December 31, 2023, (in thousands):

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

September 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,530	$1	$1,531	$—	$1,531
Business Loans	4,523	1,171	5,694	—	5,694
Consumer Loans	—	1	1	—	1
Home Equity	417	—	417	—	417
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	2,219	—	2,219	—	2,219
Total	$8,689	$1,173	$9,862	$—	$9,862

December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$941	$—	$941	$—	$941
Business Loans	1,817	—	1,817	—	1,817
Consumer Loans	—	—	—	13	13
Home Equity	—	—	—	150	150
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	356	356
Total	$2,758	$—	$2,758	$519	$3,277

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of September 30, 2024 and December 31, 2023 (in thousands).

September 30, 2024
	Real Estate	Other	None	Total
Agriculture	$1,531	$—	$—	$1,531
Business Loans	5,694	—	—	5,694
Consumer Loans	1	—	—	1
Home Equity	417	—	—	417
Non-Owner Occupied	—	—	—	—
Residential Real Estate	2,219	—	—	2,219
Total	$9,862	$—	$—	$9,862

December 31, 2023
	Real Estate	Other	None	Total
Agriculture	$941	$—	$—	$941
Business Loans	1,817	—	—	1,817
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Total	$2,758	$—	$—	$2,758

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of September 30, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$18,047	$50,979	$39,874	$46,141	$17,709	$67,281	$21,134	$—	$261,165
Special Mention	1,044	186	19	6,503	—	1,579	1,696	—	11,027
Substandard	491	1,765	1,447	1,045	1,329	1,957	220	—	8,254
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,582	$52,930	$41,340	$53,689	$19,038	$70,817	$23,050	$—	$280,446

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$36,101	$40,910	$89,552	$56,573	$33,254	$47,199	$35,624	$—	$339,213
Special Mention	—	—	—	414	—	260	—	—	674
Substandard	—	2,945	2,287	—	—	918	3,052	—	9,202
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,101	$43,855	$91,839	$56,987	$33,254	$48,377	$38,676	$—	$349,089

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$9,058	$32,823	$34,316	$25,613	$12,375	$18,072	$—	$—	$132,257
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	383	—	—	—	2,366	—	—	2,749
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,058	$33,206	$34,316	$25,613	$12,375	$20,438	$—	$—	$135,006

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$63,206	$124,712	$163,742	$128,327	$63,338	$132,552	$56,758	$—	$732,635
Special Mention	1,044	186	19	6,917	—	1,839	1,696	—	11,701
Substandard	491	5,093	3,734	1,045	1,329	5,241	3,272	—	20,205
Doubtful	—	—	—	—	—	—	—	—	—
Total	$64,741	$129,991	$167,495	$136,289	$64,667	$139,632	$61,726	$—	$764,541

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,097	$1,121	$507	$148	$73	$8	$1,506	$—	$6,460
Nonperforming	—	—	1	—	—	—	—	—	1
Total	$3,097	$1,121	$508	$148	$73	$8	$1,506	$—	$6,461

Consumer
Current period gross charge-offs	$—	$13	$32	$6	$—	$4	$—	$—	$55

Home equity
Payment Performance
Performing	$1,884	$7,157	$15,677	$939	$509	$1,782	$88,100	$427	$116,475
Nonperforming	—	—	144	—	—	—	273	—	417
Total	$1,884	$7,157	$15,821	$939	$509	$1,782	$88,373	$427	$116,892

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$59,316	$110,090	$141,654	$100,379	$41,047	$66,243	$—	$—	$518,729
Nonperforming	—	1,073	812	175	—	159	—	—	2,219
Total	$59,316	$111,163	$142,466	$100,554	$41,047	$66,402	$—	$—	$520,948

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$64,297	$118,368	$157,838	$101,466	$41,629	$68,033	$89,606	$427	$641,664
Nonperforming	—	1,073	957	175	—	159	273	—	2,637
Total	$64,297	$119,441	$158,795	$101,641	$41,629	$68,192	$89,879	$427	$644,301

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended September 30, 2024 and September 30, 2023 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	2,660	—	—	258	2,918
Business Loans	2,641	—	—	500	3,141
Consumer Loans	327	(19)	5	(5)	308
Home Equity	2,660	—	—	(113)	2,547
Non-Owner Occupied CRE	693	—	—	(26)	667
Residential Real Estate	5,358	—	—	(197)	5,161

Total	$14,339	$(19)	$5	$417	$14,742

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,666	—	—	(290)	3,376
Business Loans	3,449	—	—	(432)	3,017
Consumer Loans	357	(26)	3	33	367
Home Equity	2,339	—	—	(26)	2,313
Non-Owner Occupied CRE	943	—	—	(30)	913
Residential Real Estate	6,079	—	—	284	6,363

Total	$16,833	$(26)	$3	$(461)	$16,349

During the three months ended September 30, 2024, management charged off $19,000 in loans while recovering $5,000 and added $417,000 to the provision for credit losses related to loans and $80,000 in provision expense for off-balance sheet credit exposure for a net provision expense of $497,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,106	—	—	(188)	2,918
Business Loans	2,684	—	5	452	3,141
Consumer Loans	355	(55)	16	(8)	308
Home Equity	2,341	—	—	206	2,547
Non-Owner Occupied CRE	818	—	—	(151)	667
Residential Real Estate	5,872	—	—	(711)	5,161

Total	$15,176	$(55)	$21	$(400)	$14,742

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,537	—	71	(232)	3,376
Business Loans	3,382	—	8	(373)	3,017
Consumer Loans	250	(41)	3	155	367
Home Equity	2,129	—	—	184	2,313
Non-Owner Occupied CRE	875	—	—	38	913
Residential Real Estate	4,658	—	8	1,697	6,363

Total	$14,831	$(41)	$90	$1,469	$16,349

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

During the nine ended September 30, 2024, management charged off $55,000 in loans while recovering $21,000 and released $400,000 from the provision for credit losses related to loans and added $46,000 to the provision for off-balance sheet credit exposure for a combined release of $354,000.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of September 30, 2024:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2024:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	1	457	2	—	—	—	460
Ending balance: collectively evaluated	2,917	2,684	306	2,547	667	5,161	14,282

Loans receivable:
Ending balance	280,446	349,089	6,460	116,748	135,006	520,889	1,408,638
Ending balance: individually evaluated	1,531	5,694	1	417	2,158	2,219	12,020
Ending balance: collectively evaluated	278,915	343,395	6,459	116,331	132,848	518,670	1,396,618

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of December 31, 2023:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of December 31, 2023:	Agriculture	Business Loans	Consumer	Home Equity	Non- Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	—	—	—	—		—
Ending balance: collectively evaluated	3,106	2,684	355	2,341	818	5,872	15,176

Loans receivable:
Ending balance	257,372	354,252	6,392	107,176	135,117	497,553	1,357,862
Ending balance: individually evaluated	1,327	1,817	—	—	—	—	3,144
Ending balance: collectively evaluated	256,045	352,435	6,392	107,176	135,117	497,553	1,354,718

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There was one modification of a loan to a borrower experiencing financial difficulty in the amount of $2,158,000 for the nine months ended September 30, 2024 and none for the nine months ended September 30, 2023.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2024
	Level I	Level II	Level III	Total
	$	$	$	$

Assets
U.S. treasuries	18,688	—	—	18,688
U.S. government agencies	—	18,135	—	18,135
U.S. agency mortgage-backed securities	—	36,709	—	36,709
U.S. agency collateralized mortgage obligations	—	58,681	—	58,681
Non-agency MBS/CMO	—	89,696	—	89,696
Asset-backed securities	—	58,992	—	58,992
Corporate bonds	—	53,351	—	53,351
Obligations of states & political subdivisions	—	183,549	—	183,549
Equity securities	9,851	—	—	9,851

Total securities	28,539	499,113	—	527,652
Derivatives and hedging activities	—	9	—	9

Liabilities
Derivatives and hedging activities	—	903	—	903

On September 30, 2024, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. The Corporation’s hedging assets and liabilities are valued using level II inputs as there are quoted prices available and observable, but not necessarily quotes on identical instruments traded in active markets on a daily basis.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$11,561	$11,561
Total	$—	$—	$11,561	$11,561

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$3,144	$3,144
Total	$—	$—	$3,144	$3,144

The Corporation had a total of $12,021,000 of individually analyzed loans as of September 30, 2024, with $460,000 of specific allocation against these loans and $3,144,000 of individually analyzed loans as of December 31, 2023, with $0 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	11,561	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,144	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2024
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	67,717	67,717	67,717	—	—
Regulatory stock	8,468	8,468	8,468	—	—
Loans held for sale	1,994	1,994	1,994	—	—
Loans, net of allowance	1,395,769	1,381,805	—	—	1,381,805
Mortgage servicing assets	2,185	2,701	—	—	2,701
Accrued interest receivable	8,240	8,240	8,240	—	—
Bank owned life insurance	35,769	35,769	35,769	—	—

Financial Liabilities:
Demand deposits	599,025	599,025	599,025	—	—
Interest-bearing demand deposits	362,573	362,573	362,573	—	—
Money market deposit accounts	156,541	156,541	156,541	—	—
Savings accounts	276,212	276,212	276,212	—	—
Time deposits	421,064	420,290	—	—	420,290
Total deposits	1,815,415	1,814,641	1,394,351	—	420,290

Long-term debt	87,822	88,931	—	—	88,931
Subordinated debt	39,676	35,660	—	—	35,660
Accrued interest payable	3,092	3,092	3,092	—	—

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2024 and 2023 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2023	(34,355)
Other comprehensive loss before reclassifications	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72
Period change	(756)

Balance at March 31, 2024	(35,111)
Other comprehensive income before reclassifications	620
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	620

Balance at June 30, 2024	(34,491)
Other comprehensive income before reclassifications	7,444
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	7,444

Balance at September 30, 2024	(27,047)

Balance at December 31, 2022	(48,292)
Other comprehensive loss before reclassifications	7,335
Amount reclassified from accumulated other comprehensive income (loss)	324
Period change	7,659

Balance at March 31, 2023	(40,633)
Other comprehensive loss before reclassifications	(1,365)
Amount reclassified from accumulated other comprehensive income (loss)	754
Period change	(611)

Balance at June 30, 2023	(41,244)
Other comprehensive loss before reclassifications	(11,477)
Amount reclassified from accumulated other comprehensive income (loss)	—
Period change	(11,477)

Balance at September 30, 2023	(52,721)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

Amount Reclassified from
Accumulated Other Comprehensive Income (Loss)
For the Three Months
September 30,
	2024	2023	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	—	—	Losses on the sale of debt securities, net
Related income tax benefit	—	—	Provision for federal income taxes

Net effect on accumulated other comprehensive loss for the period	—	—

Total reclassifications for the period	—	—

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive Income (Loss)
	For the Nine Months
	September 30,
	2024	2023	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	(91)	(1,364)	Losses on the sale of debt securities, net
Related income tax benefit	19	286	Benefit for federal income taxes

Net effect on accumulated other comprehensive loss for the period	(72)	(1,078)

Total reclassification for the period	(72)	(1,078)

(1) Amounts in parentheses indicate debits.

8. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity risk, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage exposure that arises from business activities that result in changes in the value of certain assets as a result of interest rate changes. The Corporation’s derivative financial instruments are used to manage these fair value fluctuations principally related to certain fixed rate debt securities.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

In 2024, the Corporation entered into certain interest rate swap contracts that are matched to closed portfolios of available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying investment security. The following amounts were recorded on the unaudited consolidated balance sheets related to the cumulative basis adjustment for the fair value hedges as of September 30, 2024 and December 31, 2023:

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

	Carrying Amount		Cumulative Amount of Fair Value
	of the Hedged Assets		Hedging Adjustment
	9/30/2024	12/31/2023	9/30/2024	12/31/2023
Investment Securities, Available-for-Sale[1]	$79,659	$—	$901	$—

1 Carrying value represents amortized cost

These amounts were included in the fair value of closed portfolios of available-for-sale investment securities used to designate hedging relationships in which the hedged item is in the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2024, the fair value of the closed portfolios used in these hedging relationships was $79.5 million. As of September 30, 2024, the notional amount of hedged assets was $78.9 million.

The Corporation is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Corporation entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in the fair value of its available-for-sale investment securities. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Corporation receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Corporation’s unaudited consolidated balance sheets. The gain or loss on these derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income in the Corporation’s unaudited consolidated statements of income.

9. Recently Issued Accounting Standards

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

●	National, regional and local economic conditions
●	Interest rate and monetary policies of the Federal Reserve Board
●	Inflation and monetary fluctuations and volatility
●	Instability in the banking system caused by bank failures and continuous financial uncertainty of various banks which may adversely impact the corporation and its securities values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations
●	Health of the housing market
●	Volatility of the securities markets including the valuation of securities
●	Real estate valuations and its impact on the loan portfolio
●	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
●	Political changes and the impact of new laws and regulations
●	Competitive forces
●	Impact of mergers and acquisition activity in the local market and the effects thereof
●	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
●	Changes in customer behavior impacting deposit levels and loan demand
●	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operational, legal, and reputational risk
●	Results of the regulatory examination and supervision process
●	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
●	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
●	Local market area disruptions due to flooding, severe weather, or other natural disasters
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	Business and competitive disruptions caused by new market and industry entrants

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

Results of Operations

Overview

The Corporation recorded net income of $3,336,000 for the three-month period ended September 30, 2024, a $277,000, or 7.7% decrease from the three months ended September 30, 2023. Net income for the nine-month period was $11,591,000, a $3,740,000, or 47.6% increase over earnings in the nine-month period ended September 30, 2023. The earnings per share, basic and diluted, were $0.59 for the three months ended September 30, 2024, compared to $0.64 for the same period in 2023, and for the year-to-date period, earnings per share were $2.05, compared to $1.39 in 2023, or a 47.5% increase over the comparable nine-month period in the previous year.

The Corporation’s net interest income (NII) increased by $812,000, or 6.1%, and $717,000, or 1.8%, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. Interest and fees on loans increased by $2,752,000, or 17.3%, and $9,359,000, or 21.0%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Conversely, interest expense on deposits and borrowings increased by $2,657,000, or 39.8%, and $9,954,000, or 62.2%, for the three and nine months ended September 30, 2024, compared to the same periods in the prior year.

The Corporation recorded a provision for credit losses of $497,000 in the third quarter of 2024, and a release of provision expense of $354,000 for the year-to-date period, compared to a release of provision expense of $504,000 in the third quarter of 2023 and a year-to-date provision expense of $1,568,000 through September 30, 2023. During the first nine months of 2023, there was a significant change in the forward credit outlook due primarily to a high interest rate environment and declining economic conditions. These forward economic indicators improved substantially moving into 2024 resulting in the release of provision expense for the year-to-date period. The allowance as a percentage of total loans was 1.04% as of September 30, 2024, 1.12% as of December 31, 2023, and 1.22% as of September 30, 2023.

Other income increased by $984,000, or 27.7%, and $4,655,000, or 53.9%, for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. All categories of other income showed increases for both the quarter and year-to-date periods.

Total operating expenses increased by $1,091,000, or 8.4%, and $2,487,000, or 6.4%, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. Salary and benefit expenses, which make up the largest portion of operating expenses, increased by $1,294,000, or 17.6%, and $2,612,000, or 11.5%, for these time periods, due to the competitive labor market and the cost to hire and retain qualified talent. Other operating expenses outside of salaries and benefits did not change significantly since the prior year.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The ROA and ROE decreased for the quarter-to-date period due to slightly lower earnings, but increased for the year-to-date period, due to higher earnings in 2024.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Return on Average Assets	0.65%	0.75%	0.77%	0.56%
Return on Average Equity	10.17%	13.68%	12.50%	10.11%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2024, NII generated 75.8% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 82.5% for the first nine months of 2023. This decrease is a result of higher levels of non-interest income in the first nine months of 2024 resulting in NII contributing to a smaller portion of total revenue. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $75,000 for the three months ended September 30, 2024, and $279,000 for the nine months ended September 30, 2024, compared to $135,000 and $491,000 for the same periods in 2023.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Total interest income	23,506	20,037	67,506	56,835
Total interest expense	9,336	6,679	25,970	16,016

Net interest income	14,170	13,358	41,536	40,819
Tax equivalent adjustment	75	135	279	491

Net interest income (fully taxable equivalent)	14,245	13,493	41,815	41,310

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NII is impacted by yields earned on assets and rates paid on liabilities. During 2023, asset yields increased with the increases in Federal Reserve rates, but liability costs increased even more dramatically as rates were held lower during 2022 when the Fed first started increasing rates and then moved much higher in 2023 due to liquidity needs and the desire to preserve deposit balances. Market interest rates have stabilized and moderated in 2024 but the Corporation is still feeling the lingering effects of the prior rate movements as customers continue to move funds to higher yielding deposit products. While higher market rates have helped the Corporation’s asset yields, the higher cost of funds has put pressure on the NIM causing slight compression. Management believes this compression will moderate through the remainder of 2024 as the cost of funds has started to decline and asset yields are stable.

The Corporation’s net interest margin remained stable at 2.89% for the quarter ended September 30, 2024, compared to the same quarter in 2023, but for the year-to-date period, the Corporation’s margin was 2.86%, compared to 2.99% for the year-to-date period in 2023. The Corporation’s NII on a fully taxable equivalent basis increased by $752,000, or 5.6%, for the three months ended September 30, 2024, and $505,000, or 1.2%, for the nine months ended September 30, 2024, compared to the same periods in 2023.

The Corporation’s overall cost of funds rose significantly throughout 2023 and into 2024. Core deposit interest rates have risen over the past year; however, time deposit rates have risen to higher levels and more quickly than core deposit rates. The change in deposit rates has resulted in some movement from low interest bearing core deposits to higher cost time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $2,627,000 for the quarter and $9,605,000 for the nine months ended September 30, 2024, compared to the same periods in the prior year. The average balance of borrowings was slightly lower for the third quarter, but slightly higher for the first nine months of 2024 compared to 2023, and interest rates were higher, resulting in the total cost of borrowings increasing by $30,000, and $349,000, for the three and nine months ended September 30, 2024, compared to the same periods in 2023.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	481	100	581	977	308	1,285

Securities available for sale:
Taxable	60	76	136	(622)	694	72
Tax-exempt	(40)	(64)	(104)	(147)	(209)	(356)
Total securities	20	12	32	(769)	485	(284)

Loans	1,015	1,747	2,762	4,043	5,321	9,364
Regulatory stock	8	26	34	110	(16)	94

Total interest income	1,524	1,885	3,409	4,361	6,098	10,459

INTEREST EXPENSE

Deposits:
Demand deposits	71	221	292	(2)	1,953	1,951
Savings deposits	(13)	—	(13)	(40)	11	(29)
Time deposits	1,567	781	2,348	4,769	2,914	7,683
Total deposits	1,625	1,002	2,627	4,727	4,878	9,605

Borrowings:
Total borrowings	(69)	99	30	(38)	387	349

Total interest expense	1,556	1,101	2,657	4,689	5,265	9,954

NET INTEREST INCOME	(32)	784	752	(328)	833	505

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following tables show a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2024			2023
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	60,165	808	5.33	22,715	227	3.97

Securities available for sale:
Taxable	367,002	3,166	3.45	359,965	3,030	3.37
Tax-exempt	149,755	700	1.87	157,807	804	2.04
Total securities (d)	516,757	3,866	2.99	517,772	3,834	2.96

Loans (a)	1,398,128	18,721	5.36	1,317,484	15,959	4.83

Regulatory stock	8,550	186	8.71	8,114	152	7.48

Total interest earning assets	1,983,600	23,581	4.75	1,866,085	20,172	4.32

Non-interest earning assets (d)	55,485			41,128

Total assets	2,039,085			1,907,213

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	507,942	3,742	2.92	497,850	3,449	2.75
Savings deposits	280,915	70	0.10	332,615	83	0.10
Time deposits	374,017	4,205	4.46	221,755	1,858	3.32
Borrowed funds	129,293	1,319	4.05	136,812	1,289	3.74
Total interest bearing liabilities	1,292,167	9,336	2.87	1,189,032	6,679	2.23

Non-interest bearing liabilities:

Demand deposits	603,768			602,012
Other	12,707			11,369

Total liabilities	1,908,642			1,802,413

Stockholders' equity	130,443			104,800

Total liabilities & stockholders' equity	2,039,085			1,907,213

Net interest income (FTE)		14,245			13,493

Net interest spread (b)			1.88			2.09
Effect of non-interest
bearing deposits			1.01			0.80
Net yield on interest earning assets (c)			2.89			2.89

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,873,000 as of September 30, 2024, and $2,426,000 as of September 30, 2023.  Such fees and costs recognized through income and included in the interest amounts totaled ($29,000) in 2024, and ($92,000) in 2023.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2024			2023
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	47,198	1,759	4.98	18,777	474	3.38

Securities available for sale:
Taxable	354,451	9,192	3.46	379,437	9,120	3.20
Tax-exempt	151,209	2,207	1.95	160,783	2,563	2.13
Total securities (d)	505,660	11,399	3.01	540,220	11,683	2.88

Loans (a)	1,384,562	54,097	5.21	1,274,727	44,733	4.68

Regulatory stock	9,740	530	7.26	7,734	436	7.53

Total interest earning assets	1,947,160	67,785	4.64	1,841,458	57,326	4.15

Non-interest earning assets (d)	53,650			43,137

Total assets	2,000,810			1,884,595

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	488,338	10,449	2.86	488,441	8,498	2.33
Savings deposits	291,186	217	0.10	345,160	246	0.10
Time deposits	352,646	11,287	4.28	179,235	3,604	2.69
Borrowed funds	134,091	4,017	4.01	133,655	3,668	3.67
Total interest bearing liabilities	1,266,261	25,970	2.74	1,146,491	16,016	1.87

Non-interest bearing liabilities:

Demand deposits	598,016			623,384
Other	12,635			10,875

Total liabilities	1,876,912			1,780,750

Stockholders' equity	123,898			103,845

Total liabilities & stockholders' equity	2,000,810			1,884,595

Net interest income (FTE)		41,815			41,310

Net interest spread (b)			1.90			2.29
Effect of non-interest
bearing deposits			0.96			0.70
Net yield on interest earning assets (c)			2.86			2.99

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,047,000 as of September 30, 2024, and $2,541,000 as of September 30, 2023.  Such fees and costs recognized through income and included in the interest amounts totaled ($159,000) in 2024, and ($260,000) in 2023.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $1.0 million, or 0.2%, for the three months ended September 30, 2024, and $34.6 million, or 6.4%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The tax equivalent yield on investments increased by three basis points for the quarter-to-date period and 13 basis points for the year-to-date period when comparing both years. Interest income on securities increased by $32,000, or 0.8%, for the three months ended September 30, 2024, and decreased $284,000, or 2.4%, for the nine months ended September 30, 2024, compared to the same periods in the prior year.

Average balances on loans increased by $80.6 million, or 6.1%, for the three months ended September 30, 2024, and $109.8 million, or 8.6%, for the nine months ended September 30, 2024, compared to the same periods in the prior year. Loan yields increased by 53 basis points for the quarter and year-to-date period and loan interest income increased by $2,762,000, or 17.3%, and $9,364,000, or 20.9%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $110.7 million, or 10.5%, and $119.3 million, or 11.8%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. Total interest-bearing deposits increased as rates increased due to funds shifting from non-interest earning accounts to interest earning accounts due to the rapid increase in market rates. The average balance of savings accounts decreased as funds moved into higher-yielding time deposit accounts. The interest rate paid on all interest-bearing deposits increased significantly for both time periods. The combined rate on interest-bearing deposits increased by 70 basis points for the quarter ended September 30, 2024, and 96 basis points for the year-to-date period, compared to the same periods in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $2,627,000, for the three months ended September 30, 2024, and $9,603,000, for the nine months ended September 30, 2024, compared to the same periods in 2023.

The Corporation’s average balance on borrowed funds decreased by $7,519,000, or 5.5%, for the three months ended September 30, 2024, and increased by $436,000, or 0.3%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 31 basis points for the three months ended September 30, 2024, and 34 basis points for the nine months ended September 30, 2024, compared to the same periods in the prior year.

For the three months ended September 30, 2024, the net interest spread decreased by 21 basis points to 1.88%, compared to 2.09% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the net interest spread decreased by 39 basis points to 1.90%, compared to 2.29% for the nine months ended September 30, 2023. The effect of non-interest bearing funds increased to 101 basis points from 80 basis points for the three months ended September 30, 2024, and increased to 96 basis points from 70 basis points for the nine months ended September 30, 2024, compared to the same periods in 2023. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the third quarter of 2024 was 2.89%, compared to 2.89% for the third quarter of 2023. For the year-to-date period, the Corporation’s NIM was 2.86%, compared to 2.99% for the same period in 2023.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a release of provision expense of $400,000 for credit losses related to loans, a provision expense of $46,000 for unfunded commitments, and $0 related to available-for-sale securities for the first nine months of 2024, compared to provision expense of $1,469,000 related to loans, $99,000 for unfunded commitments, and $0 related to available-for-sale securities for the nine months ended September 30, 2023. During the first nine months of 2024, there was less economic impact in the forward credit outlook due to improving economic indicators allowing the release of provision expense. As of September 30, 2024, the allowance as a percentage of total loans was 1.05%, compared to 1.22% at September 30, 2023. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2024 was $4,539,000, an increase of $984,000, or 27.7%, compared to the $3,555,000 earned during the third quarter of 2023. For the year-to-date period ended September 30, 2024, other income totaled $13,286,000, an increase of $4,655,000, or 53.9%, compared to the same period in 2023. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	$	$	$	%

Trust and investment services	794	663	131	19.8
Service charges on deposit accounts	1,442	1,283	159	12.4
Other fees	90	99	(9)	(9.1)
Commissions	1,039	917	122	13.3
Net gains/(losses) on debt and equity securities	211	(103)	314	—
Gains on sale of mortgages	369	180	189	105.0
Earnings on bank owned life insurance	279	245	34	13.9
Other miscellaneous income	315	271	44	16.2

Total other income	4,539	3,555	984	27.7

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	$	$	$	%

Trust and investment services	2,604	2,122	482	22.7
Service charges on deposit accounts	3,966	3,133	833	26.6
Other fees	365	271	94	34.7
Commissions	3,061	2,729	332	12.2
Net gains (losses) on debt and equity securities	(17)	(1,769)	1,752	—
Gains on sale of mortgages	1,391	506	885	174.9
Earnings on bank owned life insurance	979	708	271	38.3
Other miscellaneous income	937	931	6	0.6

Total other income	13,286	8,631	4,655	53.9

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Trust and investment services income increased for the quarter and year-to-date as a result of higher levels of assets under management and the gain on sale of a limited number of trust assets. Service charges on deposit accounts increased for both time periods driven primarily by fees earned on an off-balance-sheet sweep product. Commissions are higher for both time periods as a result of higher income on debit card interchange transactions. The Corporation incurred $211,000 of gains on debt and equity securities in the third quarter of 2024 as a result of the sale of several bank stock positions, and $17,000 of losses for the year-to-date period as a result of strategic sales of debt securities to fund higher yielding loan growth. This compared to net losses of $103,000, and $1,769,000 for the three and nine months ended September 30, 2023, as a result of a higher volume of debt security sales to fund loan growth in the prior year. Mortgage gains increased by $189,000, or 105.0%, in the third quarter of 2024, compared to the third quarter of 2023, and $885,000, or 174.9%, for the nine months ended September 30, 2024, compared to the same period in 2023. This was primarily a result of the strategic decision to generate more mortgage volume for sale on the secondary market as opposed to held for investment on the Corporation’s balance sheet. Earnings on bank owned life insurance were higher by $34,000, or 13.9%, and $271,000, or 38.3%, for the three and nine months ended September 30, 2024, compared to the same periods in the prior year as a result of a death benefit received in the second quarter of 2024.

Operating Expenses

Operating expenses for the third quarter of 2024 were $14,124,000, an increase of $1,091,000, or 8.4%, compared to the $13,033,000 for the third quarter of 2023. For the year-to-date period ended September 30, 2024, operating expenses totaled $41,086,000, an increase of $2,487,000, or 6.4%, compared to the same period in 2023. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2024, compared to the same periods in 2023.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,644	7,350	1,294	17.6
Occupancy expenses	830	833	(3)	(0.4)
Equipment expenses	311	327	(16)	(4.9)
Advertising & marketing expenses	371	387	(16)	(4.1)
Computer software & data processing expenses	1,550	1,798	(248)	(13.8)
Bank shares tax	317	252	65	25.8
Professional services	831	922	(91)	(9.9)
Other operating expenses	1,270	1,164	106	9.1
Total Operating Expenses	14,124	13,033	1,091	8.4

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	25,318	22,706	2,612	11.5
Occupancy expenses	2,493	2,429	64	2.6
Equipment expenses	964	996	(32)	(3.2)
Advertising & marketing expenses	816	1,074	(258)	(24.0)
Computer software & data processing expenses	4,718	5,277	(559)	(10.6)
Bank shares tax	1,032	851	181	21.3
Professional services	2,395	2,428	(33)	(1.4)
Other operating expenses	3,350	2,838	512	18.0
Total Operating Expenses	41,086	38,599	2,487	6.4

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the third quarter of 2024, salaries and benefits increased $1,294,000, or 17.6%, and for the nine months ended September 30, 2024, salaries and benefits increased $2,612,000, or 11.5%, compared to the same periods in 2023. This was primarily due to a competitive labor market that resulted in higher costs to attract and retain employees inclusive of costs related to merit increases, costs related to accruing for a bank-wide annual incentive plan, and higher employee benefit expenses. Advertising and marketing expenses were lower by $16,000, or 4.1%, and $258,000, or 24.0%, for the three and nine months ended September 30, 2024, compared to the prior year. This decrease was primarily related to lower costs related to various media advertising channels. Computer software and data processing expenses decreased by $248,000, or 13.8%, and $559,000, or 10.6%, for the three and nine months ended September 30, 2024, as a result of a debit card conversion in 2023 that resulted in amortized contract costs. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased due to the increase in the Corporation’s level of shareholders’ equity. Other operating expenses increased by $106,000, or 9.1%, and $512,000, or 18.0%, for the three and nine months ended September 30, 2024, compared to the same periods in the prior year due largely to higher FDIC insurance costs and a larger amount of charitable contributions.

Income Taxes

Federal income tax expense was $752,000 for the third quarter of 2024 compared to $771,000 for the same period in 2023. For the nine months ended September 30, 2024, the Corporation recorded Federal income tax expense of $2,499,000, compared to $1,432,000 for the nine months ended September 30, 2023. The effective tax rate for the Corporation was 17.7% for the nine months ended September 30, 2024, and 15.4% for the nine months ended September 30, 2023. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2024, the Corporation had $517.8 million of debt securities available for sale, which accounted for 24.7% of assets, compared to 23.0% as of December 31, 2023, and 23.0% as of September 30, 2023. Based on ending balances, the debt securities portfolio increased 18.2% from September 30, 2023, and 12.7% from December 31, 2023.

The debt securities portfolio was showing a net unrealized loss of $33,332,000 as of September 30, 2024, compared to $43,488,000 as of December 31, 2023, and $66,736,000 as of September 30, 2023. The valuation of the Corporation’s debt securities portfolio is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. Additionally, the Corporation sold approximately $61 million of available-for-sale debt securities in 2023 to fund higher yielding loan growth. The sale of these bonds also resulted in less exposure to unrealized losses with interest rate fluctuations, resulting in an improvement from September 30, 2023, to September 30, 2024.

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

The Corporation’s U.S. Treasury and U.S. government agency sectors remained stable during the first nine months of 2024 with little movement in balances. These sectors represent safe credits, but carry a lower yield due to the investments made in 2020 and 2021 when rates were lower.

The Corporation’s U.S. agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) have changed since December 31, 2023, with MBS decreasing $3.4 million, or 8.6%, and CMOs increasing $38.8 million, or 195.8%. The increase in the CMO sector was primarily related to an investment strategy based on purchasing low coupon, deeply discounted bonds to achieve an above-market yield, while offsetting the interest rate risk with a pay-fixed interest rate swap. MBS and CMOs both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain some amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $89.7 million as of September 30, 2024, or 17.3% of the total portfolio. This sector better structures the portfolio to achieve higher yields and shortens the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $56.2 million at December 31, 2023. The increase in balances is part of the above-mentioned investment strategy coupled with off balance sheet interest rate swaps to protect the Corporation’s risk in a rates-up environment while taking advantage of the yield curve to earn more interest income.

The Corporation’s asset-backed securities declined by $6.3 million, or 9.7%, from December 31, 2023, to September 30, 2024. Many of the bonds in this sector receive regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current higher rate environment, they have added to the overall yield increase for the portfolio.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of September 30, 2024, the fair value of the Corporation’s corporate bonds decreased by $1.7 million, or 3.0%, from balances at December 31, 2023. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $3.8 million, or 2.0%, in the first nine months of 2024, primarily due to the sale of a number of these bonds during the first quarter. Municipal bonds represented 35.4% of the securities portfolio as of September 30, 2024 and 40.8% as of December 31, 2023.

Loans

Net loans outstanding increased by 5.8%, to $1,395.8 million at September 30, 2024, from $1,319.2 million at September 30, 2023. Net loans increased by 3.8%, an annualized rate of 5.0%, from $1,344.9 million at December 31, 2023. The following table shows the composition of the loan portfolio as of September 30, 2024 and December 31, 2023.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,
	2024		2023
	$	%	$	%

Agriculture	280,446	19.9	257,372	19.0
Business Loans	349,089	24.8	354,252	26.1
Consumer	6,460	0.5	6,392	0.5
Home Equity	116,748	8.3	107,176	7.9
Non-Owner Occupied CRE	135,006	9.6	135,117	10.0
Residential Real Estate (a)	520,889	36.9	497,553	36.5

Total loans	1,408,638	100	1,357,862	100
Less:
Deferred loan costs, net	1,873		2,216
Allowance for credit losses	(14,742)		(15,176)
Total net loans	1,395,769		1,344,902

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $328,932,000 as of September 30, 2024 and $301,822,000 as of December 31, 2023.

There was moderate growth in the loan portfolio since December 31, 2023. Agriculture loans, consumer, home equity loans, and residential real estate loans grew since December 31, 2023, while the other categories of loans decreased minimally.

The agriculture loan segment increased $23,074,000, or 9.0%, the business loan segment decreased $5,163,000, or 1.5%, the consumer loan segment increased $68,000, or 1.1%, the home equity segment increased $9,572,000, or 8.9%, the non-owner occupied CRE segment decreased $111,000, or 0.1%, and the residential real estate segment increased $23,336,000, or 4.7% from balances at December 31, 2023. The agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In the first nine months of 2024, mortgage production decreased 14% compared to the first nine months of 2023.  Purchase money origination constituted 93% of the Corporation’s mortgage originations for the nine months ended September 30, 2024, with construction-only and construction-permanent loans making up 55% of that mix.  As long term mortgage rates continue to slowly decline, the held-for-investment portfolio has decreased to 45% of total originations.  As of September 30, 2024, adjustable-rate mortgage balances were $323.4 million, representing 62.1% of the 1-4 family residential loan portfolio of the Corporation.

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2024	2023	2023
	$	$	$

Nonaccrual loans	9,862	2,758	2,816
Loans past due 90 days or more and still accruing	—	519	713
Total non-performing loans	9,862	3,277	3,529

Other real estate owned	—	—	—

Total non-performing assets	9,862	3,277	3,529

Non-performing assets to net loans	0.71%	0.31%	0.28%

The total balance of non-performing assets increased by $6,333,000, or 179.5%, over balances at September 30, 2023, and $6,586,000, or 201.0%, over balances at December 31, 2023. The increase for both periods was due to the addition of a number of relationships experiencing payment defaults. Non-accrual loans increased by $7,046,000, or 250.2%, since September 30, 2023, and $7,104,000, or 257.6%, since December 31, 2023. No loans were past due 90 days or more at September 30, 2024, compared to $713,000 at September 30, 2023, and $519,000 at December 31, 2023. The primary reason for the increase in non-accrual loans was the addition of a commercial loan relationship with balances of $4.1 million, a residential mortgage loan in the amount of $1.1 million, another residential mortgage loan in the amount of $813,000, an agriculture mortgage in the amount of $664,000, and a number of other much smaller loan relationships. The Corporation has taken a more disciplined approach to classifying loans as non-accrual when they hit 90 days past due which is why there are no loans at September 30, 2024, that are 90 days or more past due. While non-performing asset balances have increased in the first nine months of 2024, the Corporation’s total level of non-performing assets is in line with its peer group.

There was no other real estate owned (OREO) as of September 30, 2024, December 31, 2023, or September 30, 2023.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of September 30, 2024 and September 30, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	September 30,	September 30,
	2024	2023
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	55	41
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	55	41

Recoveries of loans previously charged-off
Agriculture	—	71
Business Loans	5	8
Consumer Loans	16	3
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	8
Total recoveries	21	90

Net charge-offs (recoveries)
Agriculture	—	(71)
Business Loans	(5)	(8)
Consumer Loans	39	38
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	(8)
Total net charge-offs (recoveries)	34	(49)

The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. As of September 30, 2024, there were $55,000 in charge-offs and $21,000 of recoveries, representing a net charge-off position of $34,000 as shown above. As of September 30, 2023, there were $41,000 in charge-offs and $90,000 in recoveries, representing a net recovery position of $49,000.

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

The Corporation’s level of classified loans was $21.1 million on September 30, 2024, compared to $12.9 million on September 30, 2023. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. Despite the increase in total classified loans during the nine months ended September 30, 2024, the Corporation’s prudent credit underwriting process has resulted in very few historical losses associated with classified loans. As certain loan relationships began experiencing deterioration during 2024, the Corporation determined it was appropriate to evaluate these loans individually for specific reserves. There was a higher balance of loans individually evaluated for impairment as of September 30, 2004, but only a $460,000 specific allocation due to these strong credit practices and the quality of loan collateral.

Deposits

The Corporation’s total ending deposits at September 30, 2024, increased by $88.6 million, or 5.1%, from December 31, 2023, and $154.4 million, or 9.3%, from September 30, 2023. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed marginally since September 30, 2023, as customers have moved from non-interest bearing and low-interest bearing accounts into higher yielding checking accounts and time deposits. Since September 30, 2023, there has been a $15.9 million, or 2.7% increase in non-interest bearing demand deposit accounts, a $27.0 million, or 8.0% increase in interest bearing demand balances, a $1.1 million, or 0.7% decrease in money market account balances, a $47.8 million, or 14.8% decrease in savings account balances, and a $160.6 million, or 61.6% increase in time deposit balances.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The increase in time deposit balances was partially the result of issuing brokered certificates of deposit in order to fund a leverage strategy coupled with available-for-sale investment securities purchases and interest rate swaps. Brokered CDs grew $58.1 million from $39.1 million at September 30, 2023 to $97.2 million as of September 30, 2024. The remaining increase in time deposit balances was a result of the increased rate environment and offering several promotional rates on specific time deposit terms throughout 2023 and the first nine months of 2024. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of September 30, 2024 and 2023, the total uninsured deposits of the Corporation were approximately $204,998,000 and $204,614,000, respectively or 11.3% and 12.3%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2024, December 31, 2023, and September 30, 2023.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2024	2023	2023
	$	$	$

Non-interest bearing demand	599,025	611,968	583,145
Interest bearing demand	362,573	313,771	335,611
Money market deposit accounts	156,541	158,446	157,684
Savings accounts	276,212	308,913	324,053
Time deposits	421,064	333,700	260,497
Total deposits	1,815,415	1,726,798	1,660,990

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $127.5 million, $140.8 million, and $138.0 million as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively. There were no short-term borrowings as of September 30, 2024, December 31, 2023, or September 30, 2023. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Total long-term borrowings, borrowings initiated for terms longer than one year, were $87.8 million as of September 30, 2024, $101.2 million as of December 31, 2023, and $98.5 million as of September 30, 2023, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $714.0 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of September 30, 2024, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of September 30, 2024, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2024	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of September 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.7%	N/A	N/A
Bank	13.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of September 30, 2024, the Bank’s Tier 1 Leverage Ratio stood at 9.5% while the Corporation’s Tier 1 Leverage Ratio was 7.8%. Tier 1 Capital at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2024
$
Commitments to extend credit:
Revolving home equity	258,218
1-4 family residential construction loans	40,230
Commercial real estate, other construction and land development loans	43,284
Commercial and industrial loans	104,824
Other	154,576
Standby letters of credit	17,317

Total	618,449

Market Risks

Bank failures and bank uncertainties have created in the past and may continue in the future to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

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

In addition, bank failures and uncertainties may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2024, the Corporation was within guidelines for all of the above measurements.

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

The third quarter of 2024 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2024, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2024, the Corporation was within guidelines for all rate scenarios except the down-300 basis point scenario. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down-300 basis point scenario and actual projected results show a valuation decline of 42%. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2024, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2024

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2024.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2024	10,000	15.35	10,000	79,812
August 2024	21,670	17.10	21,670	58,142
September 2024	19,800	17.32	19,800	38,342

Total	51,470

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By September 30, 2024, a total of 161,658 shares were repurchased at a total cost of $2,677,077 for an average cost per share of $16.56.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ENB Financial Corp
(Registrant)

Dated: November 14, 2024	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2024	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer