Form 10-K
period 2024-12-31
ENB Financial Corp
filed 2025-03-21
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, was approximately $45,309,124.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2025, was 5,655,270.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be held on May 6, 2025, is incorporated into Parts III and IV hereof.

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

As of December 31, 2024, the Corporation employed 306 persons, consisting of 294 full-time, 9 part-time, and 3 seasonal employees.  Since the prior year, the number of full-time employees increased by 13 employees, and the number of part-time employees decreased by 3 employees, while we retained 3 seasonal roles to provide support during time periods of higher volume throughout the year.  The increase in the number of full-time employees is a result of filling open established positions. The Corporation expects to modestly add additional personnel to support strategic initiatives in 2025.  A collective bargaining agent does not represent the employees and management believes it maintains good relationships with its employees.

Operating Segments

The Corporation’s business is providing financial products and services. These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank. The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A of the Notes to the Consolidated Financial Statements included in this Report. The segment reporting information in Note A is incorporated by reference into this Part I, Item 1. Operating segments are aggregated into one segment, as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

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

The Corporation’s headquarters and main campus are located in downtown Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 45.0% of deposits as of June 30, 2024, based on data compiled annually by the FDIC. The Corporation’s deposit market share in the Ephrata area was 45.9% as of June 30, 2023. The Corporation’s very high market share in the Ephrata area has led to the expansion of the Corporation’s branch network outside of the Ephrata area but within the Corporation’s Market Area.

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2024, and December 31, 2023. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. The total FDIC assessments paid by the Bank in 2024 were $930,000, compared to $892,000 in 2023.

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

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received a satisfactory rating on the most recent CRA Performance Evaluation completed on September 30, 2024.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein from the Consolidated Statements of Income on page 55 as found in this Form 10-K filing.

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

ENB FINANCIAL CORP

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

As of December 31, 2024, 25.3% of the Corporation’s loan portfolio consisted of Business Loans. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

Negative Developments Affecting The Banking Industry, Including Bank Failures Or Concerns Regarding Liquidity, Have Eroded Customer Confidence In The Banking System And May Have A Material Adverse Effect On The Corporation.

Events impacting the banking industry, including the high-profile failure or instability of certain banking institutions, have resulted and may continue to result in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact our own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on our business, financial condition and results of operations.

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

ENB FINANCIAL CORP

Risks Associated With The Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for shareholders to resell their shares of common stock when they desire and at prices they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations
●	Recommendations by securities analysts
●	Operating and stock price performance of other companies that investors deem comparable to the Corporation
●	News reports relating to trends, concerns, and other issues in the financial services industry
●	Perceptions in the marketplace regarding the Corporation and/or its competitors
●	New technology used, or services offered, by competitors
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, the Corporation or its competitors
●	Changes in government regulations
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts

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

The Corporation has developed and implemented an Information Security Program based on the Cybersecurity Framework (CSF) best practices and recommendations from the National Institute of Standards and Technology (NIST), applicable regulatory guidance, and other industry standards. Components of the program include a risk assessment program to identify, assess, and mitigate cybersecurity risk; a vendor management program to address third-party cybersecurity risk; a business continuity program (BCP) to ensure continuity of operations; and an incident response program documenting cybersecurity incident response and notification procedures. The Corporation's Information Security Officer (ISO) oversees the programs and reports on their statuses to management committees including the Senior Leadership Committee, ERM Governance Committee, and Operational Risk Committees. The ISO is part of the risk management function, reporting directly to the Chief Risk Officer, who in turn, reports directly to the Board of Directors. The ISO has over twenty years of professional experience in cybersecurity, vendor management, business continuity, and incident response, and holds multiple relevant professional certifications. The ISO provides periodic updates to the Board of Directors, including a comprehensive annual report. The Information Security, Vendor Management, BCP, and Incident Response Programs are approved by the Board annually.

The ISO maintains risk assessments for critical IT systems, vendors, and processes. A third party cybersecurity risk assessment tool, as well as the FFIEC's Cybersecurity Assessment Tool (CAT) are used annually to assess these risks. Third parties are assessed to address their risks according to service type, compliance risk, financial risk, operational risk, and security risk. The level of due diligence and ongoing monitoring that is performed is based on that assessment.

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

During the year ended December 31, 2024, there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect the Corporation.

Item 2. Properties

As of December 31, 2024, ENB Financial Corp and Ephrata National Bank owned and leased buildings in the normal course of business. The headquarters of ENB Financial Corp and main office of Ephrata National Bank is at 31 East Main Street, Ephrata, Pennsylvania. As of December 31, 2024, the Bank owned 20 properties and leased 6 properties. These properties are adequate for their intended and present utilization.

ENB FINANCIAL CORP

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.10 per share. As of December 31, 2024, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,655,271 shares outstanding to approximately 806 shareholders.

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

	2024			2023
	High	Low	Dividend	High	Low	Dividend

First quarter	$15.50	$14.05	$0.17	$16.99	$13.45	$0.17
Second quarter	15.24	14.21	0.17	15.00	12.45	0.17
Third quarter	17.05	14.50	0.17	14.90	12.65	0.17
Fourth quarter	20.00	16.46	0.18	15.00	12.64	0.17

Dividends

The Corporation, and before it the Bank, since 1973 has generally paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying regular quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings and legal restrictions. The dividend payments reflected above amount to a dividend payout ratio between 25.5% and 31.0% for 2023 and 2024, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2024.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2024	—	—	—	200,000
November 2024	—	—	—	200,000
December 2024	—	—	—	200,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of December 31, 2024, no shares had been purchased under this plan.

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving its market area. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 143 years of existence. The Board and Management are committed to the principles and values that have served the Corporation well over its history and the desire is to produce strong financial results that will engender trust from the Bank’s customers and favorable returns to the shareholders.

Results of Operations

Overview

The year ended December 31, 2024, was positively impacted by a number of items resulting in record earnings for the year. The Corporation grew interest income rapidly during 2024 as a result of interest-earning asset growth and a disciplined management of asset and liability rates. The Corporation also experienced an increase in interest expense during 2024 as the cost of funds on deposits and borrowings increased. Even with the increased interest expense, net interest income still increased as interest income rose faster than interest expense. The year was also marked by significantly higher operating income which was only partially offset by higher operating expenses with increases primarily in salaries and benefits.

The Corporation recorded net income of $15,317,000 for the year ended December 31, 2024, a $2,942,000, or 23.8% increase over the year ended December 31, 2023. The earnings per share, basic and diluted, were $2.71 in 2024, compared to $2.19 in 2023.

The Corporation’s net interest income (NII) increased by $2,702,000, or 5.0%, in 2024, compared to 2023. The increase in NII primarily resulted from an increase in interest and fees on loans of $11,822,000, or 19.3%, and interest on securities available for sale of $1,665,000, or 11.4%. Interest expense on deposits and borrowings increased by $12,289,000, or 51.6%, in 2024 compared to the prior year.

The Corporation recorded a $1,015,000 provision for credit losses in 2024, compared to $520,000 in 2023. The higher provision in 2024 was primarily caused by loan growth as well as higher levels of non-accrual and classified loans. During 2024, the Corporation grew its loan portfolio by $67.2 million.

Non-interest income excluding security and mortgage gains increased by $2,717,000, or 20.2%, for the year ended December 31, 2024, compared to the prior year, due to increased income in all categories of operating income. Mortgage gains increased in 2024 to $1,826,000, compared to $767,000 in 2023. The Corporation made a strategic shift to generate more fixed-rate mortgages in 2024 that could be sold on the secondary market as opposed to primarily adjustable-rate mortgages originated in 2023 that were held on the Corporation’s balance sheet.

Additionally, the Corporation recorded pre-tax gains on debt and equity securities of $159,000 during 2024, compared to losses of $1,496,000 recorded in 2023. During 2023, the Corporation made the strategic decision to execute a partial portfolio restructuring and sell some low-yielding securities to reinvest in higher yielding loans. During 2024, several equity securities were sold at gains, but the Corporation did not record any significant losses on available-for-sale debt as it did in 2023.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Key Performance Ratios

	Year ended December 31,
	2024	2023

Return on Average Assets	0.75%	0.65%

Return on Average Equity	12.13%	12.03%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In 2024, NII generated 75.8% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 81.0% in 2023. This decrease is a result of higher levels of non-interest income in 2024 compared to the prior year. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

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

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2024	2023
	$	$

Total interest income	92,868	77,877
Total interest expense	36,127	23,838

Net interest income	56,741	54,039
Tax equivalent adjustment	343	633

Net interest income
(fully taxable equivalent)	57,084	54,672

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates charged on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. With the rapid increase in market rates during 2022 and 2023, asset yields increased, but rates paid on deposits and borrowings increased at a faster pace.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As the Federal Reserve began lowering overnight rates in 2024, asset yields did not decline as quickly and the Corporation managed liability rates well, moderating the negative impact on net interest margin.

As a result of a larger balance sheet in 2024, with higher asset yields, the Corporation’s NII on a tax equivalent basis increased significantly and the Corporation’s margin decreased marginally to 2.87% for year ended December 31, 2024, compared to 2.94% in 2023. Loan and investment yields were higher in 2024 due to the Fed rate increases in prior years that offset the decline in variable rate pricing. The rate on interest-bearing liabilities increased at a faster pace resulting in the margin compression. The Corporation’s NII on a tax equivalent basis in 2024 increased over 2023, by $2,412,000, or 4.4%.

The Corporation’s overall cost of funds increased during 2024 with higher core deposit interest rates as well as time deposit rates. Customer behavior changed during 2023 and 2024 as well with balances moving out of non-interest bearing accounts in 2023 into higher cost accounts like time deposits in 2024. The average balance and interest rates of borrowings was higher in 2024 compared to 2023, resulting in higher interest expense. The Corporation now carries a total of $40 million of subordinated debt that was issued at the holding company; $20 million beginning on December 30, 2020, at a rate of 4.00%, and $20 million beginning on July 22, 2022, at a rate of 5.75%.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2024 vs. 2023
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	1,144	149	1,293

Securities available for sale:
Taxable	377	1,519	1,896
Tax-exempt	(186)	(244)	(430)
Total securities	191	1,275	1,466
Loans	5,003	6,782	11,785
Regulatory stock	78	79	157

Total interest income	6,416	8,285	14,701

INTEREST EXPENSE

Deposits:
Demand deposits	319	1,870	2,189
Savings deposits	(49)	11	(38)
Time deposits	6,408	3,089	9,497
Total deposits	6,678	4,970	11,648

Borrowings:
Total borrowings	137	504	641

Total interest expense	6,815	5,474	12,289

NET INTEREST INCOME	(399)	2,811	2,412

In 2024, the Corporation’s NII on an FTE basis increased by $2,412,000, a 4.4% increase over 2023. Total interest income increased $14,701,000, or 18.7%, while interest expense increased $12,289,000, or 51.6%, from 2023 to 2024. The FTE interest income from the securities portfolio increased by $1,466,000, or 9.5%, while loan interest income increased $11,785,000, or 19.2%. During 2024, additional loan volume added $5,003,000 to net interest income, and higher yields primarily due to the higher interest rate environment, caused a $6,782,000 increase.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Larger balances in the securities portfolio caused an increase of $191,000 in net interest income, while higher yields on securities caused a $1,275,000 increase, resulting in a net increase of $1,466,000.

The average balance of interest bearing liabilities increased by 11.2% during 2024, driven by the growth in deposit and borrowings balances. Deposit balances and rates increased in 2024 causing a significant increase in interest expense. Higher balances contributed to $6,678,000 of increased interest expense while higher rates caused $4,970,000 of increased expense, resulting in a total increase in interest expense of $11,648,000.

Interest-bearing demand deposits repriced at a slower pace in 2024 but did cause an increase in interest expense due to the quantity of accounts and balances that were adjusted. Demand deposit interest expense increased a total of $2,189,000 in 2024, with $1,870,000 due to higher rates, while higher balances caused an increase of $319,000. Lower balances in savings accounts caused a decrease of $49,000, while higher rates caused an increase of $11,000, resulting in the net decrease in interest expense of $38,000 on savings deposits. Time deposit balances increased rapidly throughout 2024, resulting in higher interest expense of $6,408,000, while higher rates caused an increase of $3,089,000, resulting in a net increase of $9,497,000.

The average balance of total borrowings increased by $4,775,000, or 3.5%, from December 31, 2023, to December 31, 2024. The increase in total borrowings increased interest expense by $137,000. Higher rates on borrowings resulted in higher interest expense of $504,000. The aggregate of these amounts was an increase in interest expense of $641,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	50,416	2,182	4.33	23,620	890	3.77

Securities available for sale:
Taxable	384,625	14,045	3.65	373,311	12,149	3.25
Tax-exempt	150,659	2,917	1.94	159,842	3,347	2.09
Total securities (d)	535,284	16,962	3.17	533,153	15,496	2.91

Loans (a)	1,394,437	73,308	5.26	1,293,734	61,522	4.76

Regulatory stock	8,918	759	8.51	7,950	602	7.57

Total interest earning assets	1,989,055	93,211	4.69	1,858,457	78,510	4.23

Non-interest earning assets (d)	52,515			41,184

Total assets	2,041,570			1,899,641

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	500,739	14,139	2.82	488,008	11,950	2.45
Savings accounts	287,709	287	0.10	337,659	324	0.10
Time deposits	372,087	15,989	4.30	208,320	6,492	3.12
Borrowed funds	141,018	5,712	4.05	136,243	5,072	3.72
Total interest bearing liabilities	1,301,553	36,127	2.78	1,170,230	23,838	2.04

Non-interest bearing liabilities:
Demand deposits	600,567			615,169
Other	13,164			11,413

Total liabilities	1,915,284			1,796,812

Stockholders' equity	126,286			102,829

Total liabilities & stockholders' equity	2,041,570			1,899,641

Net interest income (FTE)		57,084			54,672
Net interest spread (b)			1.91			2.19
Effect of non-interest bearing funds			0.96			0.75
Net yield on interest earning assets (c)			2.87			2.94

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $2,000,000 in 2024 and $2,478,000 in 2023. Such fees recognized through income and included in the interest amounts totaled ($115,000) in 2024 and ($366,000) in 2023.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $1,017,000 for credit losses related to loans, a credit provision of $2,000 related to unfunded commitments, and $0 related to available-for-sale debt securities for the year ended December 31, 2024, compared to $315,000 related to loans, $205,000 for unfunded commitments, and $0 related to available-for-sale debt securities for the year ended December 31, 2023. The provision expense was higher in 2024 due to the Corporation’s growth in the loan portfolio as well as slightly higher levels of delinquent, non-accrual, and classified loans. As of December 31, 2024, the allowance as a percentage of total loans was 1.13%, compared to 1.12% at December 31, 2023.

Management continues to evaluate the allowance for credit losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for credit losses are adequate to provide for future losses. For further discussion of the calculation, see the “Allowance for Credit Losses” section.

Other Income

Other income for 2024 was $18,130,000, an increase of $5,431,000, or 42.8%, compared to the $12,699,000 earned in 2023. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2024 vs. 2023
	2024	2023	Increase (Decrease)
	$	$	$	%
Trust and investment services	3,665	2,883	782	27.1
Service fees	5,864	4,746	1,118	23.6
Commissions	4,076	3,618	458	12.7
Net (losses) gains on debt and equity securities	159	(1,496)	1,655	(110.6)
Gains on sale of mortgages	1,826	767	1,059	138.1
Earnings on bank-owned life insurance	1,259	958	301	31.4
Other miscellaneous income	1,281	1,223	58	4.7

Total other income	18,130	12,699	5,431	42.8

Trust and investment services income increased by 27.1% from 2023 to 2024 primarily as a result of higher income on the trust services side which increased by $648,000, or 31.6%. This increase was due to new assets under management as well as gains resulting from the sale of a limited number of specific trust assets during 2024. Service charges on deposit accounts increased by $1,118,000, or 23.6% compared to the prior year, primarily as a result of higher fees on an off balance sheet sweep product, higher account analysis fees, and higher foreign ATM fees. Commissions increased $458,000, or 12.7%, for 2024 compared to the prior year as a result of higher debit card interchange fees. Gains on debt and equity securities were $159,000 in 2024, compared to losses of $1,496,000 in 2023. The losses in 2023 were driven by the strategic sale of some investments in order to fund much higher yielding loan growth. Mortgage gains were higher in 2024, by $1,059,000, or 138.1%, due to the strategic decision to generate more fixed-rate mortgages that could be sold on the secondary market. Mortgage originations in 2023 were primarily in the form of adjustable-rate mortgages held on the Corporation’s balance sheet. Earnings on bank-owned life insurance (BOLI) increased by $301,000, or 31.4%, year-over-year primarily attributed to a BOLI death benefit recorded during 2024. The Corporation purchased and is the beneficiary of all BOLI policies taken out on a group of its former directors and current and former officers.

Operating Expenses

Operating expenses for 2024 were $55,231,000, an increase of $3,824,000, or 7.4%, compared to $51,407,000 in 2023. The following table provides details of the Corporation’s operating expenses for the last two years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2024 vs. 2023
	2024	2023	Increase (Decrease)
	$	$	$	%

Salaries and employee benefits	34,043	30,152	3,891	12.9
Occupancy expenses	3,333	3,259	74	2.3
Equipment expenses	1,298	1,302	(4)	(0.3)
Advertising & marketing expenses	1,152	1,404	(252)	(17.9)
Computer software & data processing expenses	6,264	6,891	(627)	(9.1)
Shares tax	1,376	1,167	209	17.9
Professional services	3,277	3,198	79	2.5
Other operating expenses	4,488	4,034	454	11.3
Total operating expenses	55,231	51,407	3,824	7.4

Salaries and employee benefits are the largest category of operating expenses. For the year 2024, salaries and benefits increased $3,891,000, or 12.9%, compared to 2023. The increase in salary costs was due to additions to staff as well as increasing costs to fill empty positions due to the competitive job market. In addition, the Corporation recorded an accrual for incentive payout to its employees in 2024 which was $1,759,000 higher than incentive payout costs accrued in 2023. Occupancy and equipment expenses combined did not change materially from the prior year. Advertising and marketing expenses decreased by $252,000, or 17.9%. Computer software and data processing expenses decreased by $627,000, or 9.1%, from 2023 to 2024, as a result of higher costs in 2023 related to a debit card conversion that resulted in contract breakage fees. Shares tax expense is based on the Corporation’s level of shareholders’ equity from the prior year and has increased by $209,000, or 17.9%, year-over-year commensurate with the increase in shareholders’ equity from 2023 to 2024. Professional services expenses only increased nominally, and other operating expenses increased by $454,000, or 11.3%, year-over-year primarily as a result of higher amounts of amortization related to mortgage servicing rights and higher levels of charitable contributions.

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

For the year ended December 31, 2024, the Corporation recorded a tax provision of $3,308,000, compared to $2,436,000 for 2023. This increase in tax expense can be attributed to higher levels of taxable income. The effective tax rate for the Corporation was 17.8% for 2024 and 16.4% for 2023. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings. At December 31, 2024, cash and cash equivalents amounted to $68.9 million, a decrease of $20.1 million, or 22.6%, from balances at December 31, 2023. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed securities, and increases in deposit accounts. As of December 31, 2024, we had borrowings outstanding from the FHLB of $143.8 million and subordinated debt of $39.7 million.

At December 31, 2024, the Corporation had $591.8 million in loan commitments outstanding, which included $64.9 million in firm loan commitments, $510.5 million in unused lines of credit, and open letters of credit of $15.8 million. Certificates of deposit due within one year totaled $330.2 million, or 76.5% of certificates of deposit. The Corporation believes, based on past experience that a significant portion of certificates of deposit will remain at the Corporation upon maturity and ample liquidity exists outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $15.8 million and $30.1 million for the years ended December 31, 2024 and 2023, respectively. Net cash used for investing activities was $237.9 million and $90.3 million in fiscal years 2024 and 2023, respectively, reflecting our loan and investment security activities in the respective periods. Cash provided by financing activities amounted to $202.0 million and $111.6 million for years ended December 31, 2024 and 2023, respectively primarily representing increases in our core deposits throughout the year.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value.  As of December 31, 2024, the Corporation had $626.1 million of debt and equity securities, compared to $469.0 million at December 31, 2023.

In the third quarter of 2024, the Corporation adopted an investment strategy to add $200 million of investments, both agency and non-agency collateralized mortgage obligations consistent with investment policy credit quality parameters, in order to protect interest income in a rising rate environment.  The goal of this strategy was to reduce the interest rate risk that management believes was necessary to address the Corporation’s long-term fixed rate assets.  The Corporation paired the investments with off-balance sheet pay-fixed interest rate swaps to mitigate the identified rates-up risk. The leverage strategy was funded primarily by callable brokered certificates of deposit and a small portion of short-term FHLB borrowings.  The funding was chosen to allow for maximum flexibility to protect against rates-down risk.  With this strategy, the Corporation has the ability to call the brokered CDs and replace at lower market rates, or unwind the swaps and offset with gains on the investments.

Outside of the strategy discussed above, the largest movements within the securities portfolio were shaped by market factors, such as:

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s U.S. Treasury sector and U.S. government agency sectors stayed relatively flat since December 31, 2023. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. These bonds pay monthly principal and interest and the Corporation has invested into this sector in conjunction with the strategy discussed above. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of December 31, 2024, this sector stood at $145.2 million, an increase of $89.0 million year over year. The increase in this sector was also primarily related to the strategy discussed previously. There were no concentrations of issuers greater than 10% of the securities portfolio.

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2023, by $8.0 million, or 12.3%. ABS are floating rate student loan pools which are instruments that perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio but have a higher yield because of the longer interest rate risk. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. The Corporation sold some municipal bonds early in 2024 recognizing that the earn-back period would be within the same calendar year due to the higher yield of the replacement assets. As a result, the portfolio declined by $8.9 million, or 4.8% from December 31, 2023, to December 31, 2024. Municipal bonds represented 29.0% of the debt securities portfolio as of December 31, 2024, compared to 40.8% as of December 31, 2023. The largest geographical concentrations as of December 31, 2024, were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of December 31, 2024, the Corporation’s corporate bonds decreased by $1.9 million, or 3.5%, from balances at December 31, 2023. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties. The fair value of corporate bonds decreased primarily as a result of maturing bonds during 2024.

The following table presents investment securities at December 31, 2024 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	5,000	1.20	14,900	1.40	—	—	—	—	19,900	1.35
U.S. government agencies	3,000	0.68	16,400	0.79	—	—	—	—	19,400	0.78
U.S. agency mortgage-backed securities	200	2.54	25,049	2.05	12,489	3.66	262	2.96	38,000	2.59
U.S. agency collateralized mortgage obligations	958	2.55	17,840	1.91	97,474	4.63	—	—	116,272	4.20
Non Agency MBS/CMO	2,464	6.15	30,679	5.79	58,496	4.95	60,457	4.50	152,096	4.96
Asset-backed securities	3,827	6.53	24,815	5.69	28,901	5.89	—	—	57,543	5.85
Corporate bonds	4,999	2.64	36,774	1.65	15,650	3.89	—	—	57,423	2.35
Obligations of states and political subdivisions	1,269	2.66	37,164	1.86	80,370	1.97	84,241	2.04	203,044	1.98

Total securities available for sale	21,717	3.12	203,621	2.79	293,380	4.01	144,960	3.07	663,678	3.40

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Loans

Net loans outstanding increased $66.2 million, or 4.9%, from $1.34 billion at December 31, 2023, to $1.41 billion at December 31, 2024. All loan categories showed an increase in balances over the prior period. The Corporation’s strategic plan specifically focused on managed loan growth while maintaining quality of credit standards. This focus resulted in loan growth across all loan segments in 2024.

Agriculture loans increased to $289.3 million at December 31, 2024, from $257.3 million at December 31, 2023. Business loans increased by $6.6 million at December 31, 2024 from $354.3 million at December 31, 2023.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, at $6.6 million as of December 31, 2024, and $6.4 million as of December 31, 2023. These loans consist of personal loans, automobile loans, and other consumer-related loans. Home Equity loans increased by $11.2 million during 2024 from $107.2 million at December 31, 2023.

Non-Owner Occupied CRE loans increased by $1.2 million during 2024, from $135.1 million at December 31, 2023. The Non-Owner Occupied CRE loans are further segmented by property type with the largest concentration in Other Commercial representing 19.3% of total Non-Owner Occupied CRE loans outstanding. Office Space loans represent only 5.6% of total Non-Owner Occupied CRE loans outstanding and Retail Center loans represent 7.8% of total Non-Owner Occupied CRE loans outstanding. There is no significant single concentration in this category of loans.

The Residential Real Estate category represents the largest group of loans for the Corporation. The Residential Real Estate category of total loans increased from $497.6 million on December 31, 2023, to $514.1 million on December 31, 2024. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens. The majority of held for investment mortgage growth in 2024 was related to an increase in construction loan balances and adjustable rate mortgages. The Corporation also strategically generated more fixed-rate mortgages during 2024 that were sold on the secondary market resulting in higher levels of gains on mortgages sold.

The following tables show the maturities for the loan portfolio as of December 31, 2024, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After	Due After
		One Year	Five Years
	Due in One	Through	Through	Due After
	Year or Less	Five Years	15 Years	15 Years	Total
	$	$	$	$	$

Agriculture	5,100	39,675	84,555	159,954	289,284
Business Loans	6,884	95,755	108,993	149,173	360,805
Consumer	287	4,725	566	1,025	6,603
Home Equity	208	5,310	23,204	89,607	118,329
Non-Owner Occupied CRE	12,557	18,865	48,074	56,802	136,298
Residential Real Estate	9,171	9,263	46,340	449,346	514,120
Total amount due	34,207	173,593	311,732	905,907	1,425,439

ENB FINANCIAL CORP
Management’s Discussion and Analysis

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Agriculture	19,213	264,971	284,184
Business Loans	81,290	272,631	353,921
Consumer Loans	3,443	2,873	6,316
Home Equity	26,761	91,360	118,121
Non-Owner Occupied CRE	27,106	96,635	123,741
Residential Real Estate	151,033	353,916	504,949

Total amount due	308,846	1,082,386	1,391,232

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Out of all the loans due after one year, $308.8 million, or 22.2%, are fixed-rate loans as of December 31, 2024. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. The remaining $1,082.4 million, or 77.8% of loans due after one year, are made up of loans that are true floating loans and loans that will reprice at a predetermined time in the amortization of the loan. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

●	Non-accrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2024	2023
	$	$

Non-accrual loans	11,887	2,758
Loans past due 90 days or more and still accruing	—	519
Total non-performing loans	11,887	3,277

Other real estate owned	—	—

Total non-performing assets	11,887	3,277

Non-accrual loans to total loans	0.83%	0.20%
Non-performing loans to total loans	0.83%	0.24%
Allowance for credit losses to total loans	1.13%	1.12%
Allowance for credit losses to non-accrual loans	135.63%	550.25%
Allowance for credit losses to non-performing loans	135.63%	463.11%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-performing assets increased by $8,610,000, or 262.7%, from December 31, 2023, to December 31, 2024, primarily due to a number of unrelated relationships experiencing payment defaults. The primary reason for the increase in non-accrual loans was the addition of a commercial loan relationship with balances of $3.8 million, a residential mortgage loan in the amount of $1.1 million, another residential mortgage loan in the amount of $808,000, two agriculture mortgages in the amount of $1.3 million, and a number of other much smaller loan relationships. The Corporation has taken a more disciplined approach to classifying loans as non-accrual when they hit 90 days past due which is why there are no loans at December 31, 2024, that are 90 days or more past due. While non-performing asset balances have increased in 2024, the Corporation’s total level of non-performing assets is in line with its peer group.

Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans remains low but is likely to trend higher in recessionary periods. The level of the Corporation’s non-performing loans remains low relative to the size of the portfolio and relative to peers.

As of December 31, 2024 and 2023, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of December 31, 2024 and December 31, 2023.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	2024	2023
	$	$

Loans charged-off:
Agriculture	25	—
Consumer Loans	73	64
Total loans charged-off	98	64

Recoveries of loans previously charged-off
Agriculture	—	71
Business Loans	6	11
Consumer Loans	21	4
Residential Real Estate	—	8
Total recoveries	27	94

Net charge-offs (recoveries)
Agriculture	25	(71)
Business Loans	(6)	(11)
Consumer Loans	52	60
Residential Real Estate	—	(8)
Total net charge-offs (recoveries)	71	(30)

Average loans outstanding
Agriculture	272,220	246,124
Business Loans	363,051	347,473
Consumer Loans	6,551	5,011
Home Equity	114,187	102,895
Non-Owner Occupied CRE	131,604	125,042
Residential Real Estate	510,999	455,199
Total average loans outstanding	1,398,612	1,281,744

Net charge-offs (recoveries) as a % of average loans outstanding
Agriculture	0.01%	(0.03% )
Business Loans	0.00%	0.00%
Consumer Loans	0.79%	1.20%
Home Equity	0.00%	0.00%
Non-Owner Occupied CRE	0.00%	0.00%
Residential Real Estate	0.00%	0.00%
Total net charge-offs as a % of average loans outstanding	0.01%	0.00%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications.

The percentage of allowance indicates the percentage of the total allowance and the percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type as of December 31, 2024 and December 31, 2023.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,			December 31,
	2024			2023
		% of	% of		% of	% of
	$	Allowance	Loans	$	Allowance	Loans

Agriculture	3,303	20.5	20.3	3,106	20.5	19.0
Business Loans	3,234	20.1	25.3	2,684	17.7	26.1
Consumer Loans	327	2.0	0.5	355	2.3	0.5
Home Equity	2,644	16.4	8.3	2,341	15.4	7.9
Non-Owner Occupied CRE	933	5.8	9.5	818	5.4	10.0
Residential Real Estate	5,681	35.2	36.1	5,872	38.7	36.5
Total allowance for credit losses	16,122	100.0	100.0	15,176	100.0	100.0

Deposits

The Corporation’s total ending deposits at December 31, 2024, increased by $163.6 million, or 9.5%, from December 31, 2023. Customer deposits are the Corporation’s primary source of funding for loans and securities. Deposit balances grew rapidly in 2022 and prior years due to the very low interest rate environment and the few options available for customers to earn a return on their investment. During 2024, the Corporation grew core deposits at a slower pace due to the rapidly rising rate environment and the financial/product options available to customers.

The Deposits by Major Classification table, shown below, provides the average balances of each category for December 31, 2024 and December 31, 2023.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2024		2023
	$	%	$	%

Non-interest bearing demand	600,567	—	615,169	—
Interest-bearing demand	342,043	3.22	324,752	2.83
Money market deposit accounts	158,696	1.96	163,256	1.69
Savings accounts	287,709	0.10	337,659	0.10
Time deposits	372,086	4.30	208,320	3.12
Total deposits	1,761,101		1,649,156

The average balance of the Corporation’s core deposits decreased by $51.8 million, or 3.6%, from December 31, 2023, to December 31, 2024. Non-interest bearing demand accounts decreased by $14.6 million, or 2.4%, and are the Corporation’s cheapest source of funding for balance sheet growth. Interest-bearing demand accounts grew by $17.3 million, or 5.3%. Money market account average balances decreased by $4.6 million, or 2.8%, and savings accounts decreased by $49.9 million, or 14.8%, from December 31, 2023, to December 31, 2024. Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. In 2024, time deposits grew significantly, by $163.8 million, or 78.6%, compared to average balances at December 31, 2023, due partially to the derivative strategy which funded investment growth primarily with callable brokered CDs.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2024, time deposits of $250,000 or more made up 15.4% of the total time deposits. This compares to 17.2% on December 31, 2023. The total dollar amount of time deposits of $250,000 or more increased $7.1 million, or 12.0%, from December 31, 2023 to December 31, 2024. Since time deposits of $250,000 or more are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $250,000 or more for the past two years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $250,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2024	2023
	$	$

Three months or less	39,025	6,359
Over three months through six months	14,014	23,297
Over six months through twelve months	12,907	14,013
Over twelve months	288	15,462
Total	66,234	59,131

As of December 31, 2024 and 2023, the total uninsured deposits of the Corporation were approximately $227,993,000 and $226,771,000, or 12.1% and 13.1% of total deposits, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

Borrowings

Total borrowings were $183.5 million as of December 31, 2024, and $140.8 million as of December 31, 2023. Short-term borrowings with the Federal Home Loan Bank (FHLB) increased to $60.0 million as of December 31, 2024, with no short-term borrowings at December 31, 2023. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $83.8 million as of December 31, 2024, from $101.2 million as of December 31, 2023. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. The increase in short-term FHLB borrowing balances during the year was related to the derivative strategy discussed above. As of December 31, 2024, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $714.9 million as of December 31, 2024.

In addition to the long-term advances funded through the FHLB, the Corporation previously completed two sales of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes in December 2020 with a maturity date of December 30, 2030 and another $20.0 million in July 2022 with a maturity date of September 30, 2032. These notes are non-callable for 5 years and carry a fixed interest rate of 4.00% and 5.75%, respectively, for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of December 31, 2024, $33.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The consolidated asset limit on small bank holding companies is $3 billion and a corporation with assets under that limit is not subject to the consolidated capital rules but may disclose capital amounts and ratios. The Corporation has elected to disclose those amounts and ratios.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of December 31, 2024	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.6%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.5%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.4%	4.0%	5.0%

As of December 31, 2024 the Bank’s Tier 1 Leverage Ratio stood at 9.1% while the Corporation’s Tier 1 Leverage Ratio was 7.5%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Since the Corporation elected to opt-out of the requirement to include most components of accumulated other comprehensive income in calculating regulatory capital, the significant devaluation of the investment portfolio that resulted in a higher level of unrealized losses, has not affected the regulatory capital. However, the changes in investment unrealized gains and losses do impact tangible capital on the balance sheet on an ongoing basis and was adversely impacted by the dramatic increase in market interest rates during years prior to 2024.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2024, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	330,172	19,485	81,799	—	431,456
Borrowings (Notes G and H)	75,984	44,991	22,847	39,716	183,538
Operating Leases (Note Q)	346	467	469	1,582	2,864

Total contractual obligations	406,502	64,943	105,115	41,298	617,858

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

Sensitivity Analysis

The below table indicates the impact to the allowance for credit losses on loans if the factors described below were adjusted in the Corporation’s CECL model as of December 31, 2024.

	Increase/(Decrease) ($)	Adjustment Factor
Economic Forecast	(1,741)	If S1 forecasts were used instead of the baseline scenario
Economic Forecast	854	If 80% baseline, 10% S1, and 10% S3 scenarios were used instead of the baseline scenario
Economic Forecast	2,563	If 40/30/30 weighted scenarios were used for baseline/S1/S3
Economic Forecast	10,286	If S3 forecasts were used instead of baseline scenario

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

Gap ratios have been relatively stable for the Corporation throughout 2024. The Corporation’s assets are fairly long, with relatively low levels of cash and cash equivalents. Meanwhile the Corporation’s core deposit liabilities continue to model as long liabilities, with the complement of shorter term time deposits increasing significantly during 2024.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As of December 31, 2024, the Corporation had lower cash levels than at December 31, 2023. In a falling rate environment, having more liabilities maturing than assets is beneficial because those liabilities can be repriced at lower yields.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2024, for the Bank. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	281,458	132,120	459,391	376,939	984,378
Liabilities maturing	535,923	159,654	156,277	169,969	1,027,520
Maturity gap	(254,465)	(27,534)	303,114	206,970	(43,142)
Cumulative maturity gap	(254,465)	(281,999)	21,115	228,085	184,943

Maturity gap %	52.5%	82.8%	294.0%	221.8%	95.8%

Cumulative maturity gap %	52.5%	59.5%	102.5%	122.3%	109.0%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2024, cumulative maturity gap ratios were on the low side for up to a year indicating that there are more liabilities maturing in the short time frames than assets. For the six-month time frame, the gap ratio was 52.5% and for the one-year cumulative gap, the ratio was 59.5%. For one year to three years, the cumulative gap was 102.5%, representing a higher level of asset maturities versus liabilities. For the three to five-year time frame, the cumulative gap was 122.3%, and for the over five-year time frame, the cumulative gap was 109.0%. In a rising rate environment, higher gap ratios are beneficial as assets can reprice to the higher rates; conversely, in a falling rate environment, lower gap ratios are beneficial as liabilities can reprice to lower market rates. Lower gap ratios are harmful in a rising rate environment as liabilities would potentially be repricing to higher rates faster than assets. Management anticipates stable deposit and borrowings costs with potential savings on the liability side in 2025 should the Federal Reserve move rates down. Stable to lower liability costs will result primarily from deposits continuing to reprice down. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles. Management believes the probability of future Federal Reserve rate decreases is possible in 2025, driven by economic factors, although this probability is lower than a few months ago due to uncertainties around many political and economic issues.

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

As of December 31, 2024, the Corporation was in the low-risk range for all of the above measurements except for three ratios that fell in the moderate-risk range: long term assets to total assets, tangible equity to total assets, and investment securities as a percentage of total assets. The long term assets to total assets is slightly elevated due to holding more mortgages on the balance sheet as well as a large amount of longer municipal securities in the investment portfolio and the derivative strategy undertaken in 2024 that added long-term investments to the balance sheet but coupled them with off balance sheet interest rate swaps to protect from interest rate risk in the up-rate scenario. The tangible equity to total assets ratio is lower due to the unrealized losses experienced on the investment portfolio due to the rapid increase in interest rates in 2022 and 2023. The investment securities as a percentage of total assets has increased as securities were purchased as part of the Corporation’s derivative strategy. While these measurements fall in management’s moderate risk level, all of them are related to a specific leverage strategy and were measured and documented risks that were accepted as part of this strategy.

The Corporation’s liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for unanticipated liquidity needs.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2024, and December 31, 2023. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2024	2023	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	1.4	(7.0)	(20.00)
200 basis point rise	1.6	(3.8)	(16.00)
100 basis point rise	1.5	(1.6)	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(1.9)	(3.2)	(12.00)
200 basis point decline	(5.0)	(3.0)	(16.00)
300 basis point decline	(10.0)	(3.3)	(20.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2024, the above analysis shows a negative impact to the Corporation’s net interest income in all down rate scenarios and positive impact in all up rate scenarios. The Federal Funds rate has fluctuated over the past two years, with the Fed raising rates in 2023 to combat inflation and then cutting rates in 2024 as inflation slowed. The Corporation is now experiencing a leveling off or slight reduction in the cost of funds on the liability side in pricing its deposits. Net interest income would decrease if rates were lower with the repricing of variable rate loans and securities moving immediately as Prime moves. The Corporation is asset sensitive in the short-term and in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all rates scenarios, modeled levels of net interest income improved compared to the results as of December 31, 2023. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been slow and steady as the Fed has decreased rates slowly. Asset yields, however, decline at a faster pace which has resulted in the pressure on net interest income shown above. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2024 and December 31, 2023. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of December 31, 2024, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-300 basis point rate scenario. The positive impact of higher rates on both loans and securities was up from December 31, 2023. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. In 2023, deposit growth was slower and deposit pricing increased resulting in a decline in the benefit in the rising rate scenarios. In 2024, deposit growth was stronger and deposit pricing was stablized resulting in an increase in the benefit in all the rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scnenarios as of December 31, 2024 and 2023.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET PORTFOLIO VALUE

	2024	2023	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	8.7	5.0	(30.00)
200 basis point rise	8.1	6.0	(25.00)
100 basis point rise	5.5	5.0	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(8.3)	(9.0)	(20.00)
200 basis point decline	(21.7)	(24.0)	(25.00)
300 basis point decline	(41.5)	(46.0)	(30.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.

Base rate is the Prime rate.

The results as of December 31, 2024, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 8.7% in the rates-up 300 basis point scenario, and gains of 8.1% and 5.5%, in the rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

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

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets ENB Financial Corp and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of December 31, 2024, and the associated ACL was $16.1 million. As discussed in Note A and C to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience, ability, and depth of management, volume and severity of problem credits, quality and oversight of the credit review system, changes in the underlying value of collateral, concentrations of credit, and external factors.

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

S.R. Snodgrass, P.C.

Conshohocken, Pennsylvania

March 21, 2025

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2024	2023
	$	$
ASSETS
Cash and due from banks	7,794	29,519
Interest-bearing deposits in other banks	61,115	59,477
Total cash and cash equivalents	68,909	88,996
Securities available for sale (at fair value, net of allowance for credit losses of $0)	616,430	459,569
Equity securities (at fair value)	9,710	9,451
Loans held for sale	3,996	352
Loans (net of unearned income)	1,427,269	1,360,078
Less: Allowance for credit losses	16,122	15,176
Net loans	1,411,147	1,344,902
Premises and equipment	27,897	25,284
Regulatory stock	10,789	8,540
Bank owned life insurance	36,014	35,632
Other assets	34,939	28,098
Total assets	2,219,831	2,000,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	631,711	611,968
Interest-bearing	1,258,732	1,114,830
Total deposits	1,890,443	1,726,798
Short-term borrowings	60,000	—
Long-term debt	83,822	101,228
Subordinated debt	39,716	39,556
Other liabilities	14,866	13,588
Total liabilities	2,088,847	1,881,170
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,655,270 as of 12/31/24, 5,670,054 as of 12/31/23	574	574
Capital surplus	3,957	4,072
Retained earnings	162,006	150,596
Accumulated other comprehensive loss, net of tax	(34,143)	(34,355)
Less: Treasury stock cost on 83,844 shares as of 12/31/24 and 69,060 shares as of 12/31/23	(1,410)	(1,233)
Total stockholders' equity	130,984	119,654
Total liabilities and stockholders' equity	2,219,831	2,000,824

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2024	2023
	$	$
Interest and dividend income:
Interest and fees on loans	73,057	61,235
Interest on securities available for sale
Taxable	13,490	11,648
Tax-exempt	2,824	3,001
Interest on deposits at other banks	2,183	890
Dividend income	1,314	1,103

Total interest and dividend income	92,868	77,877

Interest expense:
Interest on deposits	30,414	18,766
Interest on borrowings	5,713	5,072

Total interest expense	36,127	23,838

Net interest income	56,741	54,039

Provision for credit losses	1,015	520

Net interest income after provision for credit losses	55,726	53,519

Other income:
Trust and investment services income	3,665	2,883
Service fees	5,864	4,746
Commissions	4,076	3,618
Losses on sale of debt securities, net	(97)	(1,371)
Gain (losses) on equity securities, net	256	(125)
Gains on sale of mortgages	1,826	767
Earnings on bank-owned life insurance	1,259	958
Other income	1,281	1,223

Total other income	18,130	12,699

Operating expenses:
Salaries and employee benefits	34,043	30,152
Occupancy	3,333	3,259
Equipment	1,298	1,302
Advertising & marketing	1,152	1,404
Computer software & data processing	6,264	6,891
Shares tax	1,376	1,167
Professional services	3,277	3,198
Other expense	4,488	4,034

Total operating expenses	55,231	51,407

Income before income taxes	18,625	14,811

Provision for federal income taxes	3,308	2,436

Net income	15,317	12,375

Earnings per share of common stock (basic and diluted)	2.71	2.19

Cash dividends paid per share	0.69	0.68

Weighted average shares outstanding	5,658,146	5,644,486

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2024	2023
	$	$
Net income	15,317	12,375
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:
Unrealized (losses) gains arising during the period	(33)	16,271
Income tax effect	7	(3,417)
	(26)	12,854
Reclassification adjustment for losses included in net income	97	1,371
Income tax effect	(20)	(288)
	77	1,083
Derivative and hedging activities adjustment:
Changes in unrealized holding gains on derivatives	204	—
Income tax effect	(43)	—
	161	—
Other comprehensive income, net of tax	212	13,937
Comprehensive Income	15,529	26,312

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2022	574	4,437	142,677	(48,292)	(2,061)	97,335
Cumulative effect of adoption of ASU 2016-13	—	—	(619)	—	—	(619)
Net income	—	—	12,375	—	—	12,375
Other comprehensive income, net of tax	—	—	—	13,937	—	13,937
Stock-based compensation expense	—	62	—	—	—	62
Treasury stock purchased - 40,134 shares	—	—	—	—	(572)	(572)
Treasury stock issued - 74,655 shares	—	(427)	—	—	1,400	973
Cash dividends paid, $0.68 per share	—	—	(3,837)	—	—	(3,837)
Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654

Net income	—	—	15,317	—	—	15,317
Other comprehensive income, net of tax	—	—	—	212	—	212
Stock-based compensation expense	—	61	—	—	—	61
Treasury stock purchased - 82,169 shares	—	—	—	—	(1,318)	(1,318)
Treasury stock issued - 67,385 shares	—	(176)	—	—	1,141	965
Cash dividends paid, $0.69 per share	—	—	(3,907)	—	—	(3,907)
Balances, December 31, 2024	574	3,957	162,006	(34,143)	(1,410)	130,984

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net income	15,317	12,375
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,537	4,689
Increase in interest receivable	(1,608)	(459)
Increase in interest payable	966	1,606
Provision for credit losses	1,015	520
Losses on the sale of debt securities, net	97	1,371
(Gains) Losses on equity securities, net	(256)	125
Gains on sale of mortgages	(1,826)	(767)
Loans originated for sale	(62,957)	(31,532)
Proceeds from sales of loans	61,139	37,874
Earnings on bank-owned life insurance	(1,259)	(958)
Depreciation of premises and equipment and amortization of software	2,089	2,004
Deferred income tax	272	168
Amortization of deferred fees on subordinated debt	160	160
Stock-based compensation expense	61	62
Other assets and other liabilities, net	(932)	2,909
Net cash provided by operating activities	15,815	30,147

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	47,871	31,865
Proceeds from sales	5,019	61,089
Purchases	(217,030)	(11,433)
Equity securities
Proceeds from sales	781	—
Purchases	(783)	(458)
Purchase of regulatory bank stock	(3,077)	(3,001)
Redemptions of regulatory bank stock	828	1,131
Proceeds from bank-owned life insurance	741	2,078
Net increase in loans	(67,375)	(169,502)
Purchases of premises and equipment, net	(4,305)	(1,552)
Purchase of computer software	(551)	(533)
Net cash used for investing activities	(237,881)	(90,316)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	65,890	(112,033)
Net increase in time deposits	97,755	199,873
Proceeds (repayments) from short-term borrowings, net	60,000	(16,000)
Proceeds from long-term debt	—	57,005
Repayments of long-term debt	(17,406)	(13,816)
Dividends paid	(3,907)	(3,837)
Proceeds from sale of treasury stock	965	973
Treasury stock purchased	(1,318)	(572)
Net cash provided by financing activities	201,979	111,593
(Decrease) increase in cash and cash equivalents	(20,087)	51,424
Cash and cash equivalents at beginning of period	88,996	37,572
Cash and cash equivalents at end of period	68,909	88,996
Supplemental disclosures of cash flow information:
Interest paid	35,161	22,232
Income taxes paid	3,200	2,000
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(3,760)	(17,642)
Death benefits receivable on BOLI	—	2,083

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

Accounting Pronouncements Adopted in 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis.  ASU 2023-07 became effective for our annual financial statements in 2024 (See Note V - Operating Segments) and will be effective for interim periods within fiscal 2025.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks and include cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2024 and 2023, all debt securities were classified as AFS, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. AFS debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

Allowance for Credit Losses- Available for Sale Securities

The Corporation is required to conduct a credit loss evaluation on AFS securities to determine whether the Corporation has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Corporation to reduce the security's amortized cost basis down to its fair value through earnings. The Corporation also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

This includes, but is not limited to, an evaluation of the type of security, and extent to which the fair value has been less than amortized cost, and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under ASC 326, if the present value of the cash flows expected to be collected is less than the amortized cost, an allowance for credit losses (ACL) is recorded, which is limited by the amount that the fair value is less than the amortized cost. Any additional amount of loss would be due to non-credit factors and is recorded in accumulated other comprehensive income (AOCI), net of tax. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of tax, on the consolidated statements of financial condition.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers.  The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets.  The liability was $1,323,000 as of December 31, 2024, and $1,325,000 as of December 31, 2023.  As the unadvanced portion of lines of credit increases, this provision will increase.

Management follows the same methodology as the allowance for credit losses when calculating the allowance for off-balance sheet extensions of credit. The unadvanced amounts for each loan segment are broken down by credit classification.  A historical loss ratio and qualitative factors are calculated for each credit classification by loan type.  The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio, which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation.  The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2024, or December 31, 2023.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $2,364,000 of MSRs as of December 31, 2024, compared to $2,151,000 as of December 31, 2023. The value of MSRs increased during 2024 as valuation of new assets outpaced amortization on existing assets. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis.

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

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2024 and 2023.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)
	December 31,
	2024	2023
	$	$

Beginning Balance	2,151	2,030
Additions	584	247
Amortization	(294)	(64)
Disposals	(77)	(62)

Ending Balance	2,364	2,151

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $36,014,000 and $35,632,000 as of December 31, 2024, and 2023, respectively.

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

Segment Disclosure

U.S. generally accepted accounting principles establish standards for the manner in which public business enterprises report information about segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures regarding financial products and services, geographic areas, and major customers. Operating segments are aggregated into one segment, as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  This guidance is effective for public business entities for annual period beginning after December 15, 2024.  The adoption of ASU 2023-09 is not expected to have a significant impact on the Corporation’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The Corporation is currently evaluating the impact of this new guidance on its financial statements.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost, gross unrealized gains and losses, estimated fair value, and allowance for credit losses of investment securities held at December 31, 2024 are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$

December 31, 2024
U. S. Treasuries	19,900	—	(1,438)	—	18,462
U.S. government agencies	19,400	—	(1,333)	—	18,067
U.S. agency mortgage-backed securities	38,000	—	(3,120)	—	34,880
U.S. agency collateralized mortgage obligations	116,272	—	(5,277)	—	110,995
Non-agency MBS/CMO	152,096	16	(6,901)	—	145,211
Asset-backed securities	57,543	123	(398)	—	57,268
Corporate bonds	57,423	—	(4,351)	—	53,072
Obligations of states and political subdivisions	203,044	—	(24,569)	—	178,475
Total securities available for sale	663,678	139	(47,387)	—	616,430

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held at December 31, 2023, are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
Decmber 31, 2023
U. S. Treasuries	19,869	—	(1,710)	—	18,159
U.S. government agencies	19,400	—	(1,862)	—	17,538
U.S. agency mortgage-backed securities	43,753	—	(3,597)	—	40,156
U.S. agency collateralized mortgage obligations	21,841	—	(2,004)	—	19,837
Non-agency MBS/CMO	59,281	22	(3,116)	—	56,187
Asset-backed securities	66,391	20	(1,106)	—	65,305
Corporate bonds	61,122	—	(6,118)	—	55,004
Obligations of states and political subdivisions	211,400	1	(24,018)	—	187,383
Total securities available for sale	503,057	43	(43,531)	—	459,569

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available for sale at December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	15,722	15,617
Due after one year through five years	94,752	87,858
Due after five years through ten years	72,702	62,796
Due after ten years	480,502	450,159
Total debt securities	663,678	616,430

Securities available for sale with a par value of $110,232,000 and $117,525,000 at December 31, 2024 and 2023, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $102,957,000 at December 31, 2024, and $109,651,000 at December 31, 2023.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2024	2023
	$	$
Proceeds from sales	5,019	61,089
Gross realized gains	—	4
Gross realized losses	97	1,375

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2024, and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2024
U.S. Treasuries	—	—	18,462	(1,438)	18,462	(1,438)
U.S. government agencies	—	—	18,067	(1,333)	18,067	(1,333)
U.S. agency mortgage-backed securities	—	—	34,880	(3,120)	34,880	(3,120)
U.S. agency collateralized mortgage obligations	93,239	(3,584)	17,756	(1,693)	110,995	(5,277)
Non-Agency MBS/CMO	107,316	(4,930)	33,606	(1,971)	140,922	(6,901)
Asset-backed securities	4,938	(39)	26,376	(359)	31,314	(398)
Corporate bonds	—	—	53,072	(4,351)	53,072	(4,351)
Obligations of states & political subdivisions	1,639	(400)	176,806	(24,169)	178,445	(24,569)
Total unrealized losses	207,132	(8,953)	379,025	(38,434)	586,157	(47,387)

As of December 31, 2023
U.S. Treasuries	—	—	18,159	(1,710)	18,159	(1,710)
U.S. government agencies	—	—	17,538	(1,862)	17,538	(1,862)
U.S. agency mortgage-backed securities	—	—	40,147	(3,597)	40,147	(3,597)
U.S. agency collateralized mortgage obligations	—	—	19,837	(2,004)	19,837	(2,004)
Non-Agency MBS/CMO	11,189	(119)	41,966	(2,997)	53,155	(3,116)
Asset-backed securities	2,661	(47)	57,049	(1,059)	59,710	(1,106)
Corporate bonds	—	—	55,004	(6,118)	55,004	(6,118)
Obligations of states & political subdivisions	—	—	186,819	(24,018)	186,819	(24,018)
Total unrealized losses	13,850	(166)	436,519	(43,365)	450,369	(43,531)

In the debt security portfolio, there are 318 positions carrying unrealized losses as of December 31, 2024. There were no instruments with an allowance for credit losses at December 31, 2024.

The Corporation evaluates fixed income positions for an allowance for credit losses at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the year ended December 31, 2024 or 2023.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2024 and December 31, 2023.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2024
CRA-qualified mutual funds	8,517	—	—	8,517
Bank stocks	1,233	101	(141)	1,193
Total equity securities	9,750	101	(141)	9,710

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2023
CRA-qualified mutual funds	7,734	—	—	7,734
Bank stocks	1,754	144	(181)	1,717
Total equity securities	9,488	144	(181)	9,451

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2024 and 2023, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2024 and 2023.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	$	$

Net gains (losses) recognized in equity securities during the period	256	(125)

Less: Net gains realized on the sale of equity securities during the period	259	—

Unrealized losses recognized in equity securities held at reporting date	(3)	(125)

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
	$	$

Agriculture	289,284	257,372
Business Loans	360,805	354,252
Consumer	6,603	6,392
Home Equity	118,329	107,176
Non-Owner Occupied Commercial Real Estate	136,298	135,117
Residential Real Estate (a)	514,120	497,553

Gross loans prior to deferred costs	1,425,439	1,357,862

Deferred loan costs, net	1,830	2,216
Allowance for credit losses	(16,122)	(15,176)
Total net loans	1,411,147	1,344,902

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $342,640,000 as of December 31, 2024 and $301,822,000 as of December 31, 2023.

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2024 and 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of December 31, 2024 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$30,261	$49,814	$38,824	$44,513	$17,156	$63,007	$24,359	$—	$267,934
Special Mention	1,033	174	17	6,411	—	1,555	1,714	—	10,904
Substandard	413	1,904	1,522	1,679	1,287	3,275	366	—	10,446
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,707	$51,892	$40,363	$52,603	$18,443	$67,837	$26,439	$—	$289,284

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$25	$—	$—	$25

Business Loans
Risk Rating
Pass	$61,110	$38,875	$86,326	$53,149	$29,095	$44,956	$37,440	$—	$350,951
Special Mention	—	—	—	409	—	258	—	—	667
Substandard	—	2,816	2,030	—	—	875	3,466	—	9,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$61,110	$41,691	$88,356	$53,558	$29,095	$46,089	$40,906	$—	$360,805

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$3,971	$36,562	$33,912	$26,695	$14,729	$16,986	$—	$—	$132,855
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	382	—	—	—	3,061	—	—	3,443
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,971	$36,944	$33,912	$26,695	$14,729	$20,047	$—	$—	$136,298

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$95,342	$125,251	$159,062	$124,357	$60,980	$124,949	$61,799	$—	$751,740
Special Mention	1,033	174	17	6,820	—	1,813	1,714	—	11,571
Substandard	413	5,102	3,552	1,679	1,287	7,211	3,832	—	23,076
Doubtful	—	—	—	—	—	—	—	—	—
Total	$96,788	$130,527	$162,631	$132,856	$62,267	$133,973	$67,345	$—	$786,387

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2024 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,564	$967	$391	$105	$46	$5	$1,515	$—	$6,593
Nonperforming	—	10	—	—	—	—	—	—	10
Total	$3,564	$977	$391	$105	$46	$5	$1,515	$—	$6,603

Consumer
Current period gross charge-offs	$—	$16	$43	$6	$—	$8	$—	$—	$73

Home equity					—
Payment Performance
Performing	$1,899	$6,778	$14,700	$903	$497	$1,560	$91,167	432	$117,936
Nonperforming	—	—	—	—	—	3	390	—	393
Total	$1,899	$6,778	$14,700	$903	$497	$1,563	$91,557	$432	$118,329

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate					—
Payment Performance
Performing	$67,526	$102,522	$138,668	$98,116	$39,926	$63,412	$—	$—	$510,170
Nonperforming	—	1,073	1,879	712	—	286	—	—	3,950
Total	$67,526	$103,595	$140,547	$98,828	$39,926	$63,698	$—	$—	$514,120

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$72,989	$110,267	$153,759	$99,124	$40,469	$64,977	$92,682	$432	$634,699
Nonperforming	—	1,083	1,879	712	—	289	390	—	4,353
Total	$72,989	$111,350	$155,638	$99,836	$40,469	$65,266	$93,072	$432	$639,052

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2023 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,251	$1,085	$351	$176	$31	$3	$1,482	$—	$6,379
Nonperforming	—	13	—	—	—	—	—	—	13
Total	$3,251	$1,098	$351	$176	$31	$3	$1,482	$—	$6,392

Consumer
Current period gross charge-offs	$—	$39	$17	$1	$1	$6	$—	$—	$64

Home equity
Payment Performance
Performing	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,076	1,399	$107,026
Nonperforming	—	—	—	—	—	—	150	—	150
Total	$7,086	$18,476	$1,049	$564	$529	$1,847	$76,226	$1,399	$107,176

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$123,368	$148,835	$105,283	$43,961	$31,514	$44,236	$—	$—	$497,197
Nonperforming	—	—	356	—	—	—	—	—	356
Total	$123,368	$148,835	$105,639	$43,961	$31,514	$44,236	$—	$—	$497,553

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$133,705	$168,396	$106,683	$44,701	$32,074	$46,086	$77,558	$1,399	$610,602
Nonperforming	—	13	356	—	—	—	150	—	519
Total	$133,705	$168,409	$107,039	$44,701	$32,074	$46,086	$77,708	$1,399	$611,121

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans Receivable

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2024 and December 31, 2023:

	December 31, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$288,970	$—	$314	$—	$314	$289,284
Business Loans	358,207	2,531	—	67	2,598	360,805
Consumer	6,571	23	—	9	32	6,603
Home Equity	117,451	102	578	198	878	118,329
Non-Owner Occupied CRE	135,541	—	—	757	757	136,298
Residential Real Estate	510,882	808	23	2,407	3,238	514,120
Total	$1,417,622	$3,464	$915	$3,438	$7,817	$1,425,439

	December 31, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$257,372	$—	$—	$—	$—	$257,372
Business Loans	354,008	130	—	114	244	354,252
Consumer	6,361	15	3	13	31	6,392
Home Equity	106,787	170	69	150	389	107,176
Non-Owner Occupied CRE	135,117	—	—	—	—	135,117
Residential Real Estate	495,952	1,245	—	356	1,601	497,553
Total	$1,355,597	$1,560	$72	$633	$2,265	$1,357,862

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2024 and December 31, 2023, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,481	$—	$1,481	$—	$1,481
Business Loans	5,084	969	6,053	—	6,053
Consumer Loans	—	10	10	—	10
Home Equity	393	—	393	—	393
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,806	2,144	3,950	—	3,950
Total	$8,764	$3,123	$11,887	$—	$11,887

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$941	$—	$941	$—	$941
Business Loans	1,817	—	1,817	—	1,817
Consumer Loans	—	—	—	13	13
Home Equity	—	—	—	150	150
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	—	—	—	356	356
Total	$2,758	$—	$2,758	$519	$3,277

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of December 31, 2024 and December 31, 2023 (in thousands).

December 31, 2024	Real Estate	Other	None	Total
Agriculture	$1,481	$—	$—	$1,481
Business Loans	5,085	968	—	6,053
Consumer Loans	—	—	10	10
Home Equity	393	—	—	393
Non-Owner Occupied	—	—	—	—
Residential Real Estate	3,950	—	—	3,950
Total	$10,909	$968	$10	$11,887

December 31, 2023	Real Estate	Other	None	Total
Agriculture	$941	$—	$—	$941
Business Loans	1,817	—	—	1,817
Consumer Loans	—	—	—	—
Home Equity	—	—	—	—
Non-Owner Occupied	—	—	—	—
Residential Real Estate	—	—	—	—
Total	$2,758	$—	$—	$2,758

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There was one modification of a loan to a borrower experiencing financial difficulty in the amount of $2,099,000 during the year ended December 31, 2024.

There were no payment defaults for loans granted modifications due to a borrower experiencing financial difficulty within twelve months of the modification date, during the year ended December 31, 2024 and December 31, 2023.

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2024 and December 31, 2023:

December 31, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	$3,106	(25)	—	222	3,303
Business Loans	2,684	—	6	544	3,234
Consumer Loans	355	(73)	21	24	327
Home Equity	2,341	—	—	303	2,644
Non-Owner Occupied CRE	818	—	—	115	933
Residential Real Estate	5,872	—	—	(191)	5,681

Total	$15,176	$(98)	$27	$1,017	$16,122

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

		Impact of
December 31, 2023	Beginning	adopting			Provisions	Ending
	Balance	ASC 326	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Commercial Real Estate	$6,074	$(6,074)	$—	$—	$—	$—
Consumer Real Estate	5,442	(5,442)	—	—	—	—
Commercial & Industrial	2,151	(2,151)	—	—	—	—
Agriculture	—	3,537	—	71	(502)	3,106
Business Loans	—	3,382	—	11	(709)	2,684
Consumer Loans	67	183	(64)	4	165	355
Home Equity	—	2,129	—	—	212	2,341
Non-Owner Occupied CRE	—	875	—	—	(57)	818
Residential Real Estate	—	4,658	—	8	1,206	5,872
Unallocated	417	(417)	—	—	—	—

Total (a)	$14,151	$680	$(64)	$94	$315	$15,176

(a) In 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) in 2023 and as a result reclassified portfolio segments.

During the year ended December 31, 2024, management charged off $98,000 in loans while recovering $27,000 and added $1,017,000 to the provision for credit losses related to loans and released $2,000 to the provision for off-balance sheet credit exposure for a combined provision of $1,015,000.

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

Business Loans —Loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. The primary source of repayment for these loans is cash flow from the operations of the corporation.   The condition of the national economy is an important indicator of risk, but there are also more specific risks depending on the industry of the corporation. This segment also includes loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the national economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

The December 31, 2024 ending balance of the allowance for credit losses related to loans was up $946,000, or 6.2%, from December 31, 2023, and the allowance as a percentage of total loans was 1.13% as of December 31, 2024, and 1.12% as of December 31, 2023.

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2024	2023
	$	$
Land	8,486	5,043
Buildings and improvements	32,522	32,364
Furniture and equipment	11,828	11,246
Construction in process	319	275
Total	53,155	48,928
Less accumulated depreciation	(25,258)	(23,644)
Premises and equipment	27,897	25,284

Depreciation expense, which is included in operating expenses, amounted to $1,692,000 for 2024, and $1,601,000 for 2023. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2024, the contruction in process consists of primarily costs associated with the construction of a new branch and balances at December 31, 2023, consists primarily of costs associated with the construction of a drive-thru facility as well as renovations to leased office space.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2024, the Bank held $9,607,000 in stock of the FHLB compared to $7,360,000 as of December 31, 2023.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 9.00% annualized on activity stock and 5.60% annualized on membership stock as of December 31, 2024. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $1,145,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2024, compared to $1,143,000 and $37,000, respectively, as of December 31, 2023.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2024	2023
	$	$

Non-interest bearing demand	631,711	611,968
Interest-bearing demand	384,236	313,771
Money market deposit accounts	162,514	158,446
Savings accounts	280,526	308,913
Time deposits under $250,000	365,222	274,569
Time deposits of $250,000 or more	66,234	59,131
Total deposits	1,890,443	1,726,798

At December 31, 2024, the scheduled maturities of time deposits are as follows:

2025	330,172
2026	17,052
2027	2,433
2028	1,540
2029	80,259

Total	431,456

At December 31, 2024, the Bank held $97,272,000 in brokered deposits compared to $39,092,000 as of December 31, 2023.

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
	$	$

Total short-term borrowings outstanding at year end	60,000	—
Average interest rate at year end	4.86%	—
Maximum outstanding at any month end	60,000	13,500
Average amount outstanding for the year	9,344	5,587
Weighted-average interest rate for the year	5.01%	3.53%

As of December 31, 2024, the Corporation had approved unsecured Federal funds lines of $30 million. The Corporation also has the ability to borrow from the Federal Reserve through the Discount Window Program. The amount of borrowing available through the Discount Window was $62.0 million as of December 31, 2024. As of December 31, 2023, the Corporation had $48.9 million in available borrowings at the Discount Window. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) Borrowings

Maturities of FHLB borrowings at December 31, 2024, and 2023, are summarized as follows:

	December 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2024	—	—	17,406	2.02
2025	15,984	2.16	15,984	2.16
2026	28,158	4.47	28,158	4.47
2027	16,833	4.11	16,833	4.11
2028	22,847	3.81	22,847	3.81

Total other borrowings	83,822	3.78	101,228	3.47

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

The Corporation had an FHLB maximum borrowing capacity of $714.9 million as of December 31, 2024 with remaining borrowing capacity of $567.0 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

Subordinated debt at December 31, 2024 and 2023 was as follows:

(Dollars in thousands)		December 31,
		2024	2023
		Carrying	Carrying		Issued
		Amount	Amount	Rate	Amount
Issued by	Ranking	$	$	%	$	Date Issued	Maturity
ENB Financial Corp	Subordinated (1)(2)	19,920	19,840	4.00%	20,000	12/30/20	12/30/30
ENB Financial Corp	Subordinated (1)(3)	19,796	19,716	5.75%	20,000	07/22/22	09/30/32
	Total	39,716	39,556

(1)	The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2025.
(3)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after July 22, 2027.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE I – CAPITAL TRANSACTIONS

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaced the 2019 plan. As of October 16, 2024, a total of 161,658 shares were repurchased at a total cost of $2,675,000, for an average cost per share of $16.55. On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaced the 2020 plan. As of December 31, 2024, no shares had been repurchased under this plan. Shares repurchased under these plans are held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

●	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 15% discount from the stock’s fair market value at the end of each quarter,
●	a dividend reinvestment plan (DRP), and;
●	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 41,800 shares issued through the ESPP in 2024 with 391,686 shares issued since existence. The DRP was started in 2005 with 17,580 shares issued in 2024 and 280,624 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. A total of 4,284 shares were issued in connection with this plan in 2024 and 54,209 since existence. In 2023, there were 46,033 shares issued through the ESPP, 19,421 shares issued through the DRP, and 5,731 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2024 and 2023 was 63,664 and 71,185, respectively.

The Corporation entered into employment agreements with a number of its key personnel. The initial term of each employment agreement is three (3) years. Each employment agreement shall automatically renew for additional three (3) year terms at the end of the initial three (3) year term and at the end of each three (3) year renewal of the employment agreement unless notice to terminate is given by either party at least one hundred eighty (180) days prior to the expiration of the initial term or any renewal term of the employment agreement. If proper notice to terminate is not given, each employment agreement shall renew for an additional three (3) years. Further, in consideration of entering into the employment agreements, the employees each received restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Corporation common stock. The restricted stock units vest at a rate of 33 1/3% on each anniversary of the date of grant. The product of the number of shares granted and the grant date market price of the Corporation’s common stock determines the fair value of the restricted shares which is expensed over the vesting period. During the year ended December 31, 2024, the Corporation recorded $61,000 of stock-based compensation expense, compared to $62,000 for the year ended December 31, 2023. Expected future compensation expense relating to the restricted stock units is $55,000 over the remaining vesting period.

The following is a summary of the status of the Corporation’s nonvested restricted stock as of December 31, 2024, and changes therein during the year then ended:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at December 31, 2023	8,520	$16.31
Granted	—	13.90
Vested	3,721	16.80
Forfeited	595	16.80
Nonvested at December 31, 2024	4,204	$16.31

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were $23,000 for 2024 and $22,500 for 2023, for persons under age 50, and for persons over age 50 were $30,500 in 2024 and $30,000 in 2023.  The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $428,000 for 2024 and $447,000 for 2023. For purposes of the 401(k) Savings Plan, covered compensation was limited to $345,000 in 2024 and $330,000 in 2023. The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

The employer non-elective safe harbor contribution is 3% of all employee compensation for the year. Based on the performance of the Corporation the Compensation Committee determined the discretionary non-elective profit sharing contribution would be 2% of all eligible employee compensation. For the Corporation, the expense of the 401(k) matching contribution will be smaller than the non-elective safe harbor and the discretionary non-elective profit sharing expenses as the Corporation is matching a maximum of up to 2.5% of salary, depending on employee contributions, compared to contributing up to 5.0% of eligible employee’s salaries in the safe harbor and discretionary profit sharing contributions. Total expenses of the plan were $1,046,000 and $986,000, for 2024 and 2023, respectively.

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

The life insurance policies had an aggregate death benefit value of $5,332,000 at December 31, 2024, and $6,069,000 at December 31, 2023. The cash surrender value of the above policies totaled $4,257,000 and $4,786,000 as of December 31, 2024, and 2023, respectively.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2024		2023
	$	%	$	%

Income tax at statutory rate	3,911	21.0	3,110	21.0
Tax-exempt interest income	(908)	(4.9)	(885)	(6.0)
Non-deductible interest expense	527	2.8	376	2.5
Bank-owned life insurance	(236)	(1.3)	(174)	(1.2)
Other	14	0.1	9	0.1

Income tax expense	3,308	17.7	2,436	16.4

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2021.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2024	2023
	$	$
Current tax expense	3,036	2,268
Deferred tax expense (benefit)	272	168
Income tax expense	3,308	2,436

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)	December 31,
	2024	2023
	$	$

Deferred tax assets
Allowance for credit losses	3,386	3,187
Allowance for off-balance sheet extensions of credit	278	278
Net unrealized holding losses on securities available for sale	9,144	9,132
Interest on non-accrual loans	70	9
Other	470	592
Total deferred tax assets	13,348	13,198

Deferred tax liabilities
Premises and equipment	(1,350)	(1,184)
Mortgage servicing rights	(551)	(464)
Discount on investment securities	(527)	(288)
Other	(493)	(574)
Total deferred tax liabilities	(2,921)	(2,510)
Net deferred tax assets	10,427	10,688

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

As of December 31, 2024 and 2023, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2024 and December 31, 2023, compared to regulatory levels.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	222,127	14.6	N/A	N/A	N/A	N/A
Bank	218,123	14.4	121,445	8.0	151,807	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	164,966	10.9	N/A	N/A	N/A	N/A
Bank	200,678	13.2	91,084	6.0	121,445	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	164,966	10.9	N/A	N/A	N/A	N/A
Bank	200,678	13.2	68,313	4.5	98,674	6.5

Tier I Capital to Average Assets
Consolidated	164,966	7.5	N/A	N/A	N/A	N/A
Bank	200,678	9.1	88,018	4.0	110,022	5.0

As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	210,066	14.8	N/A	N/A	N/A	N/A
Bank	204,290	14.4	113,182	8.0	141,477	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	154,009	10.9	N/A	N/A	N/A	N/A
Bank	187,790	13.3	84,886	6.0	113,182	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	154,009	10.9	N/A	N/A	N/A	N/A
Bank	187,790	13.3	63,665	4.5	91,960	6.5

Tier I Capital to Average Assets
Consolidated	154,009	7.7	N/A	N/A	N/A	N/A
Bank	187,790	9.4	80,295	4.0	100,369	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2025, without the approval of the OCC, of approximately $23.4 million, plus an additional amount equal to the Corporation’s net profits for 2025, up to the date of any such dividend declaration.

NOTE N – TRANSACTIONS WITH DIRECTORS AND OFFICERS

The following table presents activity in the amounts due from directors, executive officers, immediate family, and affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties is shown below.

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
	$	$

Balance, beginning of year	1,968	2,624
Advances	344	1,369
Repayments	(1,372)	(2,025)
Balance, end of year	940	1,968

Deposits from the insiders totaled $1,798,000 as of December 31, 2024, and $1,792,000 as of December 31, 2023.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2024, firm loan commitments totaled approximately $64.9 million; unused lines of credit totaled $510.5 million; and open letters of credit totaled $16.4 million. The sum of these commitments, $591.8 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the credit loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2023, totaled $614.5 million, representing firm loan commitments of $91.5 million, unused lines of credit of $504.7 million, and open letters of credit totaling $18.3 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2024, the Corporation’s legal lending limit was $32,718,000, and the Corporation’s lending policy internal limit was $24,539,000. This compared to a legal lending limit of $30,644,000, and lending policy limit of $22,983,000 as of December 31, 2023. As of December 31, 2024 and 2023, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate including home equity loans, which comprises $632.4 million, or 44.4%, of the $1,425.4 million gross loans outstanding as of December 31, 2024. This compares to $604.7 million, or 44.5%, of the $1,357.9 million of gross loans outstanding as of December 31, 2023.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 20.3% of gross loans as of December 31, 2024, compared to 19.0% as of December 31, 2023; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2024, the largest specific industry type categories were non-residential real estate investment loans of $111.6 million, or 7.8% of gross loans, dairy cattle and milk production loans of $90.7 million, or 6.4% of gross loans, and residential real estate investment loans with a balance of $81.7 million, or 5.7% of gross loans.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2024, were obligations of states and political subdivisions located in the states of California and Pennsylvania. Based on fair market value, the Corporation had 19% of its portfolio invested in Pennsylvania municipals and 20% in California. As of December 31, 2024, no municipal bonds were below an A credit rating.

The Corporation held $57.4 million of corporate bonds based on amortized cost as of December 31, 2024. Out of the $57.4 million of total corporate securities, $54.4 million is domestic and $3.0 million is foreign-issued debt. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland. In addition, $33.7 million, or 58.8%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2024, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P. All were considered investment grade.

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

The following table represents the Consolidated Balance Sheet classification of the Corporation’s Right-of-Use (ROU) assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2024	December 31, 2023
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$2,347	$2,736

Lease Liabilities
Operating lease liabilties	Other Liabilities	$2,405	$2,781

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	12.3 years	12.2 years
Weighted-average discount rate
Operating leases	2.88%	2.85%

The total rent expense for all operating leases was $496,000 and $468,000 for the years ended December 31, 2024 and 2023, respectively. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2025	$346
December 31, 2026	239
December 31, 2027	228
December 31, 2028	232
December 31, 2029	237
Thereafter	1,582
Total Future Minimum Lease Payments	2,864
Amounts Representing Interests	(459)
Present Value of Net Future Minimum Lease Payments	$2,405

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Asssets

U.S. Treasuries	18,462	—	—	18,462
U.S. government agencies	—	18,067	—	18,067
U.S. agency mortgage-backed securities	—	34,880	—	34,880
U. S. agency collateralized mortgage obligations	—	110,995	—	110,995
Non-agency MBS/CMO	—	145,211		145,211
Asset-backed securities	—	57,268	—	57,268
Corporate bonds	—	53,072	—	53,072
Obligations of states and political subdivisions	—	178,475	—	178,475
Marketable equity securities	9,710	—	—	9,710
Total securities	28,172	597,968	—	626,140
Derivatives and hedging activities		3,929		3,929

Liabilities

Derivatives and hedging activities		—		—

On December 31, 2024, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using levels I and II inputs. Level I means each investment has their own quoted prices in an active market and Level II means quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed Loans	—	—	13,203	13,203
	—	—	13,203	13,203

	December 31, 2023
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed Loans	—	—	3,144	3,144
Total	—	—	3,144	3,144

The Corporation had a total of $13,976,000 of individually analyzed loans with $773,000 specific allocation against these loans as of December 31, 2024. As of December 31, 2023, the Corporation had a total of $3,144,000 of individually analyzed loans with no specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	13,203	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2023
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	3,144	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2024
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	68,909	68,909	68,909	—	—
Regulatory stock	10,789	10,789	10,789	—	—
Loans held for sale	3,996	3,996	3,996	—	—
Loans, net of allowance	1,411,147	1,374,663	—	—	1,374,663
Mortgage servicing assets	2,364	3,179	—	—	3,179
Accrued interest receivable	8,624	8,624	8,624	—	—
Bank owned life insurance	36,014	36,014	36,014	—	—

Financial Liabilities:
Demand deposits	631,711	631,711	631,711	—	—
Interest-bearing demand deposits	384,236	384,236	384,236	—	—
Money market deposit accounts	162,514	162,514	162,514	—	—
Savings accounts	280,526	280,526	280,526	—	—
Time deposits	431,456	432,958	—	—	432,958
Total deposits	1,890,443	1,891,945	1,458,987	—	432,958

Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	83,822	83,841	—	—	83,841
Subordinated debt	39,716	35,593	—	—	35,593
Accrued interest payable	3,169	3,169	3,169	—	—

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains/(Losses)
	on Securities
	Available-for-Sale	Derivatives	Total
	$	$	$
Balance at January 1, 2024	(34,355)	—	(34,355)

Other comprehensive (losses) income before reclassifications	(26)	161	135
Amount reclassified from accumulated other comprehensive loss	77	—	77

Period change	51	161	212

Balance at December 31, 2024	(34,304)	161	(34,143)

Balance at January 1, 2023	(48,292)	—	(48,292)

Other comprehensive income before reclassifications	12,854	—	12,854
Amount reclassified from accumulated other comprehensive income	1,083	—	1,083
Period change
	13,937	—	13,937
Balance at December 31, 2023
	(34,355)	—	(34,355)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2024	2023	in the Consolidated
	$	$	Statements of Income
Securities available for sale:
Net securities losses reclassified into earnings	(97)	(1,371)	Losses on sale of debt securities, net
Related income tax benefit (expense)	20	288	Provision for federal income taxes
Net Effect on accumulated other comprehensive loss for the period	(77)	(1,083)

Total reclassifications for the period	(77)	(1,083)

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE U – DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate risk, liquidity risk, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage exposure that arises from business activities that result in changes in the value of certain assets as a result of interest rate changes. The Corporation’s derivative financial instruments are used to manage these fair value fluctuations principally related to certain fixed rate debt securities.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

In 2024, the Corporation entered into certain interest rate swap contracts that are matched to closed portfolios of available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying investment security. The following amounts were recorded on the consolidated balance sheets related to the cumulative basis adjustment for the fair value hedges as of December 31, 2024 and December 31, 2023:

	Carrying Amount		Cumulative Amount of Fair Value
	of the Hedged Assets		Hedging Adjustment
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Investment Securities, Available-for-Sale[1]	$195,904	$—	$(3,758)	$—

1 Carrying value represents amortized cost

These amounts were included in the fair value of closed portfolios of available-for-sale investment securities used to designate hedging relationships in which the hedged item is in the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of December 31, 2024, the fair value of the closed portfolios used in these hedging relationships was $187.4 million. As of December 31, 2024, the notional amount of hedged assets was $193.9 million.

The Corporation is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Corporation entered into pay-fixed and receive-floating interest rate swaps to manage its exposure to changes in the fair value of its available-for-sale investment securities. These interest rate swaps are designated as fair value hedges using the portfolio layer method. The Corporation receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts. The fair value hedges are recorded as components of other assets and other liabilities in the Corporation’s consolidated balance sheets. The gain or loss on these derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income in the Corporation’s consolidated statements of income.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2024 and 2023, (in thousands).

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Asset Derivatives

	Notional	As of December 31, 2024		Notional	As of December 31, 2023		Notional
Hedged Item	Amount	Balance Sheet Location	Fair Value	Amount	Balance Sheet Location	Fair Value	Amount
MBS Bonds	$195,904	Other Assets	$3,929	$193,800	—	—	—
FHLB Advances	60,000	Other Assets	—	60,000	—	—	—
Total derivatives designated as hedging instruments	$255,904		$3,929	$253,800	—	—	—

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into certain interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Corporation making fixed payments. As of December 31, 2024, the Corporation had two interest rate swaps with a notional of $60 million associated with the Corporation’s cash outflows associated with two short term FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Corporation did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2024.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities. During the period ended December 31, 2024, the Corporation had $73,000 in gains, classified as a reduction in interest expense.

The table below presents the effect of the Bank’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended December 31, 2024 and December 31, 2023 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Year Ended	Year Ended	Location of Gain Reclassified	Year Ended	Year Ended
	December 31,	December 31,	from Accumulated OCI into	December 31,	December 31,
	2024	2023	Income	2024	2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$204	$—	Interest Expense	$(73)	$—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Credit-risk-related Contingent Features

The Corporation has agreements with its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations.

The Corporation also has agreements with certain of its derivative counterparty that contain a provision where if the Corporation fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements.

As of December 31, 2024, the Corporation had derivatives in a net asset position and was not required to post collateral against its obligations under these agreements. If the Corporation had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

NOTE V – SEGMENT REPORTING

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to develop strategy, allocate resources and assess performance.

While the Corporation monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on an entity-wide basis. The Corporation provides a variety of financial services to individuals and small businesses in Lancaster County, southeastern Lebanon County, and southwestern Berks County through its branch network. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are commercial, agricultural, residential and construction mortgages, small business, and consumer loans.

Operating segments are aggregated into one segment, as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

The Chief Operating Decision Maker assesses performance and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. Net income is used to monitor budget versus actual results.

The Chief Operating Decision Maker uses revenue streams and significant expenses to assess performance and evaluate return on assets and return on equity. The Chief Operating Decision Maker uses consolidated net income to benchmark the Corporation against its competitors. The benchmarking analysis and budget to actual results are used in assessing performance and in establishing compensation.

The accounting policies for the Community Banking segment are the same as those of our consolidated entity, which are described in Note A. Information utilized in the performance assessment by the Chief Operating Decision Maker is consistent with the level of aggregation disclosed in the Consolidated Statement of Income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE W – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2024	2023
	$	$
Assets
Cash	1,218	2,969
Equity securities	1,193	1,717
Equity in bank subsidiary	166,696	153,434
Other assets	1,616	1,100
Total assets	170,723	159,220

Liabilities
Subordinated debt	39,716	39,556
Other Liabilities	23	10
Total Liabilities	39,739	39,566

Stockholders' Equity
Common stock	574	574
Capital surplus	3,957	4,072
Retained earnings	162,006	150,596
Accumulated other loss, net of tax	(34,143)	(34,355)
Treasury stock	(1,410)	(1,233)
Total stockholders' equity	130,984	119,654

Total liabilities and stockholders' equity	170,723	159,220

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2024	2023
	$	$
Income
Dividend income - investment securities	74	71
Losses on equity securities, net	256	(126)
Dividend income	3,906	3,837
Undistributed earnings of bank subsidiary	12,989	10,438
Total income	17,225	14,220

Expense
Subordinated debt interest expense	1,950	1,950
Shareholder expenses	178	176
Other expenses	209	234
Total expense	2,337	2,360
Benefit for income taxes	(429)	(515)

Net Income	15,317	12,375
Comprehensive Income	15,529	26,312

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:	$	$
Net Income	15,317	12,375
Equity in undistributed earnings of subsidiaries	(12,989)	(10,438)
(Gains) losses on equity securities, net	(256)	125
Net amortization of subordinated debt fees	160	160
Net decrease (increase) in other assets	945	(332)
Net decrease in other liabilities	(1,449)	(16)
Net cash provided by operating activities	1,728	1,874

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	781	—
Purchases of equity securities	—	(70)
Net cash provided by (used for) investing activities	781	(70)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	965	973
Treasury stock purchased	(1,318)	(572)
Dividends paid	(3,907)	(3,837)
Net cash used for financing activities	(4,260)	(3,436)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(1,751)	(1,632)
Cash and cash equivalents at beginning of period	2,969	4,601
Cash and cash equivalents at end of period	1,218	2,969

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2024, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2024, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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
(Principal Executive Officer)

Ephrata, PA

March 21, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” “Delinquent Section 16(a) Reports,” and “Insider Trading Policies and Procedures” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 6, 2025, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2024.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 6, 2025, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2025, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2025, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the captions, “Audit Committee Report” and “Proposal No. 2: To Ratify the Selection of Independent Registered Public Accounting Firm” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2025, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

●	Report of Independent Registered Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Income
●	Consolidated Statements of Comprehensive Income
●	Consolidated Statements of Changes in Stockholders’ Equity
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2022 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

19	Insider Trading Policy

21	Subsidiaries of the Registrant

ENB FINANCIAL CORP

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

Item 16.	Form 10-K Summary

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

/s/ Jeffrey S. Stauffer	Chairman of the Board,	March 21, 2025
(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Rachel G. Bitner	Treasurer	March 21, 2025
(Rachel G. Bitner)	(Principal Financial Officer)

/s/ Joshua E. Hoffman	Director	March 21, 2025
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 21, 2025
(Willis R. Lefever)

/s/ Jose R. Lopez	Director	March 21, 2025
(Jose R. Lopez)

/s/ Jay S. Martin	Director	March 21, 2025
(Jay S. Martin)

/s/ Susan Young Nicholas, Esq.	Director	March 21, 2025
(Susan Young Nicholas)

ENB FINANCIAL CORP

/s/ Dr. Brian K. Reed	Director	March 21, 2025
(Dr. Brian K. Reed)

/s/ J. Daniel Stoltzfus	Director	March 21, 2025
(J. Daniel Stoltzfus)

/s/ Mark C. Wagner	Director	March 21, 2025
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 21, 2025
(Judith A. Weaver)

/s/ Roger L. Zimmerman	Director	March 21, 2025
(Roger L. Zimmerman)