Form 10-Q
period 2025-03-31
ENB Financial Corp
filed 2025-05-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2025, the registrant had 5,669,069 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2025

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2025	2024	2024
	$	$	$
ASSETS
Cash and due from banks	6,853	7,794	13,547
Interest-bearing deposits in other banks	71,875	61,115	54,306
Total cash and cash equivalents	78,728	68,909	67,853
Securities available for sale (at fair value, net of allowance for credit losses of $0)	595,588	616,430	446,774
Equity securities (at fair value)	9,671	9,710	9,401
Loans held for sale	3,284	3,996	1,789
Loans (net of unearned income)	1,443,462	1,427,269	1,380,459
Less: Allowance for credit losses	16,537	16,122	14,616
Net loans	1,426,925	1,411,147	1,365,843
Premises and equipment	28,486	27,897	26,610
Regulatory stock	10,805	10,789	8,549
Bank owned life insurance	36,249	36,014	35,892
Other assets	31,241	34,939	29,328
Total assets	2,220,977	2,219,831	1,992,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	634,110	631,711	602,975
Interest-bearing	1,259,377	1,258,732	1,118,036
Total deposits	1,893,487	1,890,443	1,721,011
Short-term borrowings	60,000	60,000	—
Long-term debt	79,322	83,822	96,982
Subordinated debt	39,756	39,716	39,596
Other liabilities	13,036	14,866	12,517
Total liabilities	2,085,601	2,088,847	1,870,106
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,669,069 as of 3/31/25, 5,655,270 as of 12/31/24, and 5,673,017 as of 3/31/24	574	574	574
Capital surplus	3,961	3,957	4,036
Retained earnings	165,304	162,006	153,573
Accumulated other comprehensive loss, net of tax	(33,285)	(34,143)	(35,111)
Less: Treasury stock cost on 70,045 shares as of 3/31/25, 83,844 shares as of 12/31/24 and 66,097 as of 3/31/24	(1,178)	(1,410)	(1,139)
Total stockholders' equity	135,376	130,984	121,933
Total liabilities and stockholders' equity	2,220,977	2,219,831	1,992,039

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2025	2024
	$	$
Interest and dividend income:
Interest and fees on loans	19,290	17,315
Interest on securities available for sale
Taxable	5,077	2,885
Tax-exempt	671	721
Interest on deposits at other banks	215	344
Dividend income	312	306
Total interest and dividend income	25,565	21,571
Interest expense:
Interest on deposits	7,491	6,831
Interest on borrowings	1,886	1,368
Total interest expense	9,377	8,199
Net interest income	16,188	13,372
Provision (release) for credit losses	486	(644)
Net interest income after provision (release) for credit losses	15,702	14,016
Other income:
Trust and investment services income	864	1,083
Service fees	1,355	1,361
Commissions	1,012	1,017
Losses on the sale of debt securities, net	(305)	(91)
Losses on equity securities, net	(28)	(167)
Gains on sale of mortgages	439	544
Earnings on bank-owned life insurance	271	293
Other income	356	306
Total other income	3,964	4,346
Operating expenses:
Salaries and employee benefits	8,280	8,335
Occupancy	909	857
Equipment	386	303
Advertising & marketing	367	241
Computer software & data processing	1,819	1,702
Shares tax	361	357
Professional services	843	711
Other expense	1,403	1,088
Total operating expenses	14,368	13,594
Income before income taxes	5,298	4,768
Provision for federal income taxes	982	827
Net income	4,316	3,941
Earnings per share of common stock	0.76	0.70
Cash dividends paid per share	0.18	0.17
Weighted average shares outstanding	5,656,022	5,665,074

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2025	2024
	$	$
Net income	4,316	3,941
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:
Unrealized losses arising during the period	(2,148)	(1,048)
Income tax effect	451	220
	(1,697)	(828)
Reclassification adjustment for losses included in net income	305	91
Income tax effect	(64)	(19)
	241	72
Derivative and hedging activities adjustment:
Changes in unrealized holding gain on derivatives	2,929	—
Income tax effect	(615)	—
	2,314	—
Other comprehensive income (loss), net of tax	858	(756)
Comprehensive Income	5,174	3,185

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,622 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933

Balances, December 31, 2024	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net income	4,316	3,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	83	1,123
Decrease (increase) in interest receivable	226	(1,201)
(Decrease) increase in interest payable	(36)	480
Provision (release) for credit losses	486	(644)
Losses on the sale of debt securities, net	305	91
Losses on equity securities, net	28	167
Gains on sale of mortgages	(439)	(544)
Loans originated for sale	(11,984)	(16,643)
Proceeds from sales of loans	13,135	15,750
Earnings on bank-owned life insurance	(271)	(293)
Depreciation of premises and equipment and amortization of software	520	513
Deferred income tax	61	79
Amortization of deferred fees on subordinated debt	40	40
Stock-based compensation expense	15	17
Other assets and other liabilities, net	(2,357)	(1,466)
Net cash provided by operating activities	4,128	1,410

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	17,297	8,663
Proceeds from sales	10,985	5,019
Purchases	(3,047)	(3,000)
Equity securities
Proceeds from sales	128	—
Purchases	(117)	(117)
Purchase of regulatory bank stock	(182)	(173)
Redemptions of regulatory bank stock	166	164
Net increase in loans	(16,250)	(20,354)
Purchases of premises and equipment, net	(1,006)	(1,746)
Purchase of computer software	(30)	(53)
Net cash provided by (used for) investing activities	7,944	(11,597)
Cash flows from financing activities:
Net increase (decrease) in demand, and savings accounts	12,300	(19,550)
Net (decrease) increase in time deposits	(9,256)	13,763
Repayments of long-term debt	(4,500)	(4,246)
Dividends paid	(1,018)	(964)
Proceeds from sale of treasury stock	221	269
Treasury stock purchased	—	(228)
Net cash used for financing activities	(2,253)	(10,956)
Increase (decrease) in cash and cash equivalents	9,819	(21,143)
Cash and cash equivalents at beginning of period	68,909	88,996
Cash and cash equivalents at end of period	78,728	67,853
Supplemental disclosures of cash flow information:
Interest paid	9,414	7,719
Income taxes paid	—
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	4,795	(957)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the first quarter of 2025, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at March 31, 2025 and December 31, 2024, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
March 31, 2025
U.S. treasuries	14,907	—	(1,159)	—	13,748
U.S. government agencies	19,400	—	(1,059)	—	18,341
U.S. agency mortgage-backed securities	36,777	—	(2,556)	—	34,221
U.S. agency collateralized mortgage obligations	115,038	23	(3,138)	—	111,923
Non-agency MBS/CMO	148,446	2	(4,444)	—	144,004
Asset-backed securities	57,175	47	(521)	—	56,701
Corporate bonds	51,234	—	(3,724)	—	47,510
Obligations of states and political subdivisions	195,065	—	(25,925)	—	169,140
Total securities available for sale	638,042	72	(42,526)	—	595,588

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2024
U.S. Treasuries	19,900	—	(1,438)	—	18,462
U.S. government agencies	19,400	—	(1,333)	—	18,067
U.S. agency mortgage-backed securities	38,000	—	(3,120)	—	34,880
U.S. agency collateralized mortgage obligations	116,272	—	(5,277)	—	110,995
Non-agency MBS/CMO	152,096	16	(6,901)	—	145,211
Asset-backed securities	57,543	123	(398)	—	57,268
Corporate bonds	57,423	—	(4,351)	—	53,072
Obligations of states and political subdivisions	203,044	—	(24,569)	—	178,475
Total securities available for sale	663,678	139	(47,387)	—	616,430

The amortized cost and fair value of securities available for sale at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	8,725	8,682
Due after one year through five years	89,735	84,289
Due after five years through ten years	71,634	62,790
Due after ten years	467,948	439,827
Total debt securities	638,042	595,588

Securities available for sale with a par value of $101,534,000 and $110,232,000 at March 31, 2025, and December 31, 2024, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $95,586,000 at March 31, 2025, and $102,957,000 at December 31, 2024.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
	$	$
Proceeds from sales	10,985	5,019
Gross realized gains	—	—
Gross realized losses	(305)	(91)

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2025
U.S. Treasuries	—	—	13,748	(1,159)	13,748	(1,159)
U.S. government agencies	—	—	18,341	(1,059)	18,341	(1,059)
U.S. agency mortgage-backed securities	—	—	33,141	(2,556)	33,141	(2,556)
U.S. agency collateralized mortgage obligations	83,957	(1,760)	17,427	(1,378)	101,384	(3,138)
Non-Agency MBS/CMO	109,629	(2,932)	29,101	(1,512)	138,730	(4,444)
Asset-backed securities	17,938	(116)	26,497	(405)	44,435	(521)
Corporate bonds	—	—	47,510	(3,724)	47,510	(3,724)
Obligations of states & political subdivisions	1,694	(344)	167,414	(25,581)	169,108	(25,925)
Total unrealized losses on debt securities	213,218	(5,152)	353,179	(37,374)	566,397	(42,526)

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2024
U.S. Treasuries	—	—	18,462	(1,438)	18,462	(1,438)
U.S. government agencies	—	—	18,067	(1,333)	18,067	(1,333)
U.S. agency mortgage-backed securities	—	—	34,880	(3,120)	34,880	(3,120)
U.S. agency collateralized mortgage obligations	93,239	(3,584)	17,756	(1,693)	110,995	(5,277)
Non-Agency MBS/CMO	107,316	(4,930)	33,606	(1,971)	140,922	(6,901)
Asset-backed securities	4,938	(39)	26,376	(359)	31,314	(398)
Corporate bonds	—	—	53,072	(4,351)	53,072	(4,351)
Obligations of states & political subdivisions	1,639	(400)	176,806	(24,169)	178,445	(24,569)
Total unrealized losses on debt securities	207,132	(8,953)	379,025	(38,434)	586,157	(47,387)

In the debt security portfolio there were 313 positions carrying unrealized losses as of March 31, 2025.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first three months of 2025 or 2024.

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

4.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2025 and December 31, 2024.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2025
CRA-qualified mutual funds	8,635	—	—	8,635
Bank stocks	1,126	51	(141)	1,036
Total equity securities	9,761	51	(141)	9,671

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2024
CRA-qualified mutual funds	8,517	—	—	8,517
Bank stocks	1,233	101	(141)	1,193
Total equity securities	9,750	101	(141)	9,710

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2025 and 2024, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2025 and 2024.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2025	2024
	$	$

Net losses recognized in equity securities during the period	(28)	(167)

Less: Net gains realized on the sale of equity securities during the period	22	—

Unrealized losses recognized in equity securities held at reporting date	(50)	(167)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
	$	$

Agriculture	293,070	289,284
Business Loans	360,975	360,805
Consumer	6,346	6,603
Home Equity	125,173	118,329
Non-Owner Occupied Commercial Real Estate	149,585	136,298
Residential Real Estate (a)	506,525	514,120

Gross loans prior to deferred costs	1,441,674	1,425,439

Deferred loan costs, net	1,788	1,830
Allowance for credit losses	(16,537)	(16,122)
Total net loans	1,426,925	1,411,147

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $354,440 and $342,640 as of March 31, 2025 and December 31, 2024.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$290,449	$2,307	$314	$—	$2,621	$293,070
Business Loans	360,811	106	—	58	164	360,975
Consumer	6,342	—	4	—	4	6,346
Home Equity	124,740	122	16	295	433	125,173
Non-Owner Occupied CRE	148,836	—	—	749	749	149,585
Residential Real Estate	497,570	7,146	246	1,563	8,955	506,525
Total	$1,428,748	$9,681	$580	$2,665	$12,926	$1,441,674

	December 31, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$288,970	$—	$314	$—	$314	$289,284
Business Loans	358,207	2,531	—	67	2,598	360,805
Consumer	6,571	23	—	9	32	6,603
Home Equity	117,451	102	578	198	878	118,329
Non-Owner Occupied CRE	135,541	—	—	757	757	136,298
Residential Real Estate	510,882	808	23	2,407	3,238	514,120
Total	$1,417,622	$3,464	$915	$3,438	$7,817	$1,425,439

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2025 and December 31, 2024, (in thousands):

March 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,263	$—	$2,263	$—	$2,263
Business Loans	3,027	869	3,896	—	3,896
Consumer Loans	—	1	1	—	1
Home Equity	354	—	354	—	354
Non-Owner Occupied CRE	1,037	—	1,037	—	1,037
Residential Real Estate	1,199	1,977	3,176	—	3,176
Total	$7,880	$2,847	$10,727	$—	$10,727

December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,481	$—	$1,481	$—	$1,481
Business Loans	5,084	969	6,053	—	6,053
Consumer Loans	—	10	10	—	10
Home Equity	393	—	393	—	393
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,806	2,144	3,950	—	3,950
Total	$8,764	$3,123	$11,887	$—	$11,887

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of March 31, 2025 and December 31, 2024 (in thousands).

March 31, 2025
	Real Estate	Other	None	Total
Agriculture	$2,263	$—	$—	$2,263
Business Loans	3,027	869	—	3,896
Consumer Loans	—	—	1	1
Home Equity	354	—	—	354
Non-Owner Occupied CRE	1,037	—	—	1,037
Residential Real Estate	3,176	—	—	3,176
Total	$9,857	$869	$1	$10,727

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

December 31, 2024
	Real Estate	Other	None	Total
Agriculture	$1,481	$—	$—	$1,481
Business Loans	5,085	968	—	6,053
Consumer Loans	—	—	10	10
Home Equity	393	—	—	393
Non-Owner Occupied CRE	—	—	—	—
Residential Real Estate	3,950	—	—	3,950
Total	$10,909	$968	$10	$11,887

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of March 31, 2025 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$6,473	$29,427	$49,561	$38,218	$43,836	$78,043	$24,570	$—	$270,128
Special Mention	—	622	207	16	6,345	2,872	2,250	—	12,312
Substandard	3,104	147	1,708	1,428	981	3,017	245	—	10,630
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,577	$30,196	$51,476	$39,662	$51,162	$83,932	$27,065	$—	$293,070

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$19,773	$52,983	$45,830	$74,035	$48,126	$65,207	$40,382	$—	$346,336
Special Mention	—	—	—	—	7	—	—	—	7
Substandard	—	—	2,751	7,389	406	548	3,538	—	14,632
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,773	$52,983	$48,581	$81,424	$48,539	$65,755	$43,920	$—	$360,975

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$5,526	$9,261	$29,895	$37,515	$26,953	$33,334	$3,459	$—	$145,943
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	378	—	—	3,264	—	—	3,642
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,526	$9,261	$30,273	$37,515	$26,953	$36,598	$3,459	$—	$149,585

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$31,773	$91,671	$125,286	$149,768	$118,915	$176,584	$68,411	$—	$762,408
Special Mention	—	622	207	16	6,352	2,872	2,250	—	12,319
Substandard	3,104	147	4,837	8,817	1,387	6,829	3,783	—	28,904
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,877	$92,440	$130,330	$158,601	$126,654	$186,285	$74,444	$—	$803,631

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$30,261	$49,814	$38,824	$44,513	$17,156	$63,007	$24,359	$—	$267,934
Special Mention	1,033	174	17	6,411	—	1,555	1,714	—	10,904
Substandard	413	1,904	1,522	1,679	1,287	3,275	366	—	10,446
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,707	$51,892	$40,363	$52,603	$18,443	$67,837	$26,439	$—	$289,284

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$25	$—	$—	$25

Business Loans
Risk Rating
Pass	$61,110	$38,875	$86,326	$53,149	$29,095	$44,956	$37,440	$—	$350,951
Special Mention	—	—	—	409	—	258	—	—	667
Substandard	—	2,816	2,030	—	—	875	3,466	—	9,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$61,110	$41,691	$88,356	$53,558	$29,095	$46,089	$40,906	$—	$360,805

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$3,971	$36,562	$33,912	$26,695	$14,729	$16,986	$—	$—	$132,855
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	382	—	—	—	3,061	—	—	3,443
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,971	$36,944	$33,912	$26,695	$14,729	$20,047	$—	$—	$136,298

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$95,342	$125,251	$159,062	$124,357	$60,980	$124,949	$61,799	$—	$751,740
Special Mention	1,033	174	17	6,820	—	1,813	1,714	—	11,571
Substandard	413	5,102	3,552	1,679	1,287	7,211	3,832	—	23,076
Doubtful	—	—	—	—	—	—	—	—	—
Total	$96,788	$130,527	$162,631	$132,856	$62,267	$133,973	$67,345	$—	$786,387

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans.

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2025 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$1,981	$1,573	$793	$306	$61	$19	$1,612	$—	$6,345
Nonperforming	—	—	—	1	—	—	—	—	1
Total	$1,981	$1,573	$793	$307	$61	$19	$1,612	$—	$6,346

Consumer
Current period gross charge-offs	$—	$7	$11	$5	$—	$4	$—	$—	$27

Home equity
Payment Performance
Performing	$—	$2,066	$6,385	$13,969	$869	$1,844	$99,287	$399	$124,819
Nonperforming	—	—	—	—	—	59	295	—	354
Total	$—	$2,066	$6,385	$13,969	$869	$1,903	$99,582	$399	$125,173

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Residential Real Estate
Payment Performance
Performing	$7,520	$62,958	$100,258	$136,893	$96,393	$99,327	$—	$—	$503,349
Nonperforming	—	—	1,073	1,060	790	253	—	—	3,176
Total	$7,520	$62,958	$101,331	$137,953	$97,183	$99,580	$—	$—	$506,525

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$9,501	$66,597	$107,436	$151,168	$97,323	$101,190	$100,899	$399	$634,513
Nonperforming	—	—	1,073	1,061	790	312	295	—	3,531
Total	$9,501	$66,597	$108,509	$152,229	$98,113	$101,502	$101,194	$399	$638,044

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,564	$967	$391	$105	$46	$5	$1,515	$—	$6,593
Nonperforming	—	10	—	—	—	—	—	—	10
Total	$3,564	$977	$391	$105	$46	$5	$1,515	$—	$6,603

Consumer
Current period gross charge-offs	$—	$16	$43	$6	$—	$8	$—	$—	$73

Home equity					—
Payment Performance
Performing	$1,899	$6,778	$14,700	$903	$497	$1,560	$91,167	432	$117,936
Nonperforming	—	—	—	—	—	3	390	—	393
Total	$1,899	$6,778	$14,700	$903	$497	$1,563	$91,557	$432	$118,329

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate					—
Payment Performance
Performing	$67,526	$102,522	$138,668	$98,116	$39,926	$63,412	$—	$—	$510,170
Nonperforming	—	1,073	1,879	712	—	286	—	—	3,950
Total	$67,526	$103,595	$140,547	$98,828	$39,926	$63,698	$—	$—	$514,120

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$72,989	$110,267	$153,759	$99,124	$40,469	$64,977	$92,682	$432	$634,699
Nonperforming	—	1,083	1,879	712	—	289	390	—	4,353
Total	$72,989	$111,350	$155,638	$99,836	$40,469	$65,266	$93,072	$432	$639,052

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

March 31, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,303	—	1	166	3,470
Business Loans	3,234	—	2	(29)	3,207
Consumer Loans	327	(27)	16	(8)	308
Home Equity	2,644	(3)	—	80	2,721
Non-Owner Occupied CRE	933	—	—	98	1,031
Residential Real Estate	5,681	—	—	119	5,800

Total	$16,122	$(30)	$19	$426	$16,537

March 31, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,106	—	—	(282)	2,824
Business Loans	2,684	—	—	(139)	2,545
Consumer Loans	355	(25)	5	16	351
Home Equity	2,341	—	—	12	2,353
Non-Owner Occupied CRE	818	—	—	(105)	713
Residential Real Estate	5,872	—	—	(42)	5,830

Total	$15,176	$(25)	$5	$(540)	$14,616

During the three months ended March 31, 2025, management charged off $30,000 in loans while recovering $19,000 and added $426,000 to the provision for credit losses related to loans and $60,000 in provision expense for off-balance sheet credit exposure for a net provision expense of $486,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of March 31, 2025:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2025:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	64	1	—	—	317	382
Ending balance: collectively evaluated	3,470	3,143	307	2,721	1,031	5,483	16,155

Loans receivable:
Ending balance	293,070	360,975	6,346	125,173	149,585	506,525	1,441,674
Ending balance: individually evaluated	2,263	3,896	1	354	1,037	3,176	10,727
Ending balance: collectively evaluated	290,807	357,079	6,345	124,819	148,548	503,349	1,430,947

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of December 31, 2024:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of December 31, 2024:	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	250	10	—	186	337	783
Ending balance: collectively evaluated	3,303	2,984	317	2,644	747	5,344	15,339

Loans receivable:
Ending balance	289,284	360,805	6,603	118,329	136,298	514,120	1,425,439
Ending balance: individually evaluated	1,481	6,053	10	393	2,099	3,950	13,986
Ending balance: collectively evaluated	287,803	354,752	6,593	117,936	134,199	510,170	1,411,453

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty for the quarter ended March 31, 2025 or for the quarter ended March 31, 2024.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2025
	Level I	Level II	Level III	Total
	$	$	$	$

Assets
U.S. treasuries	13,748	—	—	13,748
U.S. government agencies	—	18,341	—	18,341
U.S. agency mortgage-backed securities	—	34,221	—	34,221
U.S. agency collateralized mortgage obligations	—	111,923	—	111,923
Non-agency MBS/CMO	—	144,004	—	144,004
Asset-backed securities	—	56,701	—	56,701
Corporate bonds	—	47,510	—	47,510
Obligations of states & political subdivisions	—	169,140	—	169,140
Equity securities	9,671	—	—	9,671
Total securities	23,419	581,840	—	605,259
Derivatives and hedging activities	—	1,122	—	1,122

Liabilities
Derivatives and hedging activities	—	833	—	833

On March 31, 2025, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. The Corporation’s hedging assets and liabilities are valued using level II inputs as there are quoted prices available and observable, but not necessarily quotes on identical instruments traded in active markets on a daily basis.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
U.S. Treasuries	18,462	—	—	18,462
U.S. government agencies	—	18,067	—	18,067
U.S. agency mortgage-backed securities	—	34,880	—	34,880
U. S. agency collateralized mortgage obligations	—	110,995	—	110,995
Non-agency MBS/CMO	—	145,211	—	145,211
Asset-backed securities	—	57,268	—	57,268
Corporate bonds	—	53,072	—	53,072
Obligations of states and political subdivisions	—	178,475	—	178,475
Marketable equity securities	9,710	—	—	9,710
Total securities	28,172	597,968	—	626,140
Derivatives and hedging activities	—	3,929	—	3,929

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2025
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$10,345	$10,345
Total	$—	$—	$10,345	$10,345

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$13,203	$13,203
Total	$—	$—	$13,203	$13,203

The Corporation had a total of $10,727,000 of individually analyzed loans as of March 31, 2025, with $382,000 of specific allocation against these loans and $13,986,000 of individually analyzed loans as of December 31, 2024, with $783,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2025
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	10,345	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	13,203	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2025
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	78,728	78,728	78,728	—	—
Regulatory stock	10,805	10,805	10,805	—	—
Loans held for sale	3,284	3,284	3,284	—	—
Loans, net of allowance	1,426,925	1,408,566	—	—	1,408,566
Mortgage servicing assets	2,470	3,204	—	—	3,204
Accrued interest receivable	8,397	8,397	8,397	—	—
Bank owned life insurance	36,249	36,249	36,249	—	—

Financial Liabilities:
Demand deposits	634,110	634,110	634,110	—	—
Interest-bearing demand deposits	362,120	362,120	362,120	—	—
Money market deposit accounts	186,587	186,587	186,587	—	—
Savings accounts	288,470	288,470	288,470	—	—
Time deposits	422,200	420,650	—	—	420,650
Total deposits	1,893,487	1,891,937	1,471,287	—	420,650

Short-term debt	60,000	60,000	60,000
Long-term debt	79,322	79,835	—	—	79,835
Subordinated debt	39,756	35,629	—	—	35,629
Accrued interest payable	3,133	3,133	3,133	—	—

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

7. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains/(Losses)
	on Securities
	Available-for-Sale	Derivatives	Total
	$	$	$
	$
Balance at December 31, 2024	(34,304)	161	(34,143)
Other comprehensive (loss) gain before reclassifications	(1,697)	2,314	617
Amount reclassified from accumulated other comprehensive income (loss)	241	—	241
Period change	(1,456)	2,314	858

Balance at March 31, 2025	(35,760)	2,475	(33,285)

Balance at December 31, 2023	(34,355)	—	(34,355)
Other comprehensive loss before reclassifications	(828)	—	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72	—	72
Period change	(756)	—	(756)

Balance at March 31, 2024	(35,111)	—	(35,111)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive Income (Loss)
	For the Three Months
	Ended March 31,
	2025	2024	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	(305)	(91)	Losses on the sale of debt securities, net
Related income tax benefit	64	19	Provision for federal income taxes
Net effect on accumulated other comprehensive loss for the period	(241)	(72)

Total reclassifications for the period	(241)	(72)

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

In 2024, the Corporation entered into certain interest rate swap contracts that are matched to closed portfolios of available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying investment security. The following amounts were recorded on the unaudited consolidated balance sheets related to the cumulative basis adjustment for the fair value hedges as of March 31, 2025 and December 31, 2024:

	Carrying Amount		Cumulative Amount of Fair Value
	of the Hedged Assets		Hedging Adjustment
	3/31/2025	12/31/2024	3/31/2025	12/31/2024
Investment Securities, Available-for-Sale[1]	$192,764	$195,904	$(418)	$(3,758)

[1] Carrying value represents amortized cost

These amounts were included in the fair value of closed portfolios of available-for-sale investment securities used to designate hedging relationships in which the hedged item is in the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of March 31, 2025, the fair value of the closed portfolios used in these hedging relationships was $188.1 million. As of March 31, 2025, the notional amount of hedged assets was $189.4 million.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2025 and 2024, (in thousands).

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Asset Derivatives

	Carrying	As of March 31, 2025		Notional	As of December 31, 2024		Notional
Hedged Item	Amount	Balance Sheet Location	Fair Value	Amount	Balance Sheet Location	Fair Value	Amount
MBS Bonds	$192,764	Other Assets	$1,122	$189,423	Other Assets	3,929	193,800
FHLB Advances	60,000	Other Liabilities	833	60,000	Other Liabilities	—	60,000
Total derivatives designated as hedging instruments	$252,764		$1,955	$249,423	—	$3,929	$253,800

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into certain interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Corporation making fixed payments. As of March 31, 2025, the Corporation had two interest rate swaps with a notional of $60 million associated with the Corporation’s cash outflows associated with two short term FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Corporation did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2025.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities. During the period ended March 31, 2025, the Corporation had $78,000 in gains, classified as a reduction in interest expense.

The table below presents the effect of the Corporation’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended March 31, 2025 and March 31, 2024 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Period Ended	Period Ended	Location of Gain Reclassified	Period Ended	Period Ended
	March 31,	March 31,	from Accumulated OCI into	March 31,	March 31,
	2025	2024	Income	2025	2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(98)	$—	Interest Expense	$(78)	$—
Total	$(98)	$—		$(78)	$—

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Credit-risk-related Contingent Features

The Corporation has agreements with its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations.

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements.

As of March 31, 2025, the Corporation had derivatives in a net asset position and was not required to post collateral against its obligations under these agreements. If the Corporation had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

9. Segment Reporting

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

The accounting policies for the Community Banking segment are the same as those of our consolidated entity. Information utilized in the performance assessment by the Chief Operating Decision Maker is consistent with the level of aggregation disclosed in the Consolidated Statement of Income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

10. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis.  ASU 2023-07 became effective for our annual financial statements in 2024 and is effective for interim periods within fiscal 2025.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2024 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $4,316,000 for the three-month period ended March 31, 2025, a $375,000, or 9.5% increase over the three months ended March 31, 2024. The earnings per share, basic and diluted, were $0.76 for the three months ended March 31, 2025, compared to $0.70 for the same period in 2024.

The Corporation’s net interest income (NII) increased by $2,816,000, or 21.1% for the three months ended March 31, 2025, compared to the same period in 2024. Interest and fees on loans increased by $1,975,000, or 11.4%, and interest income on securities increased by $2,142,000, or 59.4%, for the three months ended March 31, 2025, compared to the same period in 2024. Conversely, interest expense on deposits and borrowings increased by $1,178,000, or 14.4%, for the three months ended March 31, 2025, compared to the same period in the prior year.

The Corporation recorded a provision for credit losses of $486,000 in the first quarter of 2025, compared to a release of provision expense of $644,000 in the first quarter of 2024. The allowance as a percentage of total loans was 1.15% as of March 31, 2025, 1.13% as of December 31, 2024, and 1.06% as of March 31, 2024.

Other income decreased by $382,000, or 8.8% for the three months ended March 31, 2025, compared to the same period in the prior year. This was primarily due to a decrease in trust and investment services income as a gain on sale of trust assets was recorded in the prior year.

Total operating expenses increased by $774,000, or 5.7%, for the three months ended March 31, 2025, compared to the same period in 2024. The largest increase in operating costs was due to higher charge-off expenses recorded on deposit accounts and fraud-related charge-offs which, combined, increased by $236,000, or 311.7%. Several other categories of expenses increased from the prior year including advertising and marketing costs, computer software and data processing costs, and costs related to professional services. Salaries and benefits, the largest component of operating expenses, did not increase in the first quarter of 2025 when comparing it to the first quarter of 2024.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. ROA remained the same and ROE decreased slightly for the quarter-to-date period due to higher levels of capital in 2025.

Key Ratios	Three Months Ended
	March 31,
	2025	2024

Return on Average Assets	0.80%	0.80%
Return on Average Equity	13.03%	13.40%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses

ENB FINANCIAL CORP

Management’s Discussion and Analysis

●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2025, NII generated 80.3% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 75.5% for the first three months of 2024. This increase is a result of higher levels of NII and slightly lower levels of non-interest income in the first three months of 2025 resulting in NII contributing to a larger portion of total revenue. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $107,000 for the three months ended March 31, 2025, compared to $141,000 for the same period in 2024.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2025	2024
	$	$
Total interest income	25,565	21,571
Total interest expense	9,377	8,199

Net interest income	16,188	13,372
Tax equivalent adjustment	107	141

Net interest income (fully taxable equivalent)	16,295	13,513

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During 2024, asset yields increased due to a higher interest rate environment despite some variable rate assets repricing to lower rates with the several decreases in the Federal Reserve overnight rates. Liability costs increased minimally as rates had increased dramatically in 2023 but then the Corporation was able to reduce deposit costs during 2024 when the Fed first started decreasing rates. Market interest rates stabilized and moderated in 2024 but the Corporation still felt the lingering effects of the prior rate movements as customers continued to move funds to higher yielding deposit products. Higher market rates have helped the Corporation’s asset yields, and the discipline around lowering the cost of funds has enabled the Corporation to increase NIM. Management believes continued improvement will be dependent on the rate at which overnight interest rates change throughout the remainder of 2025.

The Corporation’s net interest margin increased to 3.02% for the quarter ended March 31, 2025, compared to 2.81% for the same quarter in 2024. The Corporation’s NII on a fully taxable equivalent basis increased by $2,782,000, or 20.6%, for the three months ended March 31, 2025, compared to the same period in 2024.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s overall cost of funds rose significantly throughout 2024 but moderated in the first quarter of 2025. Core deposit interest rates and time deposit rates have decreased over the past year. The change in deposit rates from historical lows in prior years has resulted in some movement from low interest bearing core deposits to higher cost time deposits or other higher yielding money market deposits. This resulted in the total cost of deposits increasing by $660,000 for the quarter, compared to the same period in the prior year. The average balance of borrowings was higher for the first quarter compared to 2024, and interest rates were higher, resulting in the total cost of borrowings increasing by $518,000, for the three months ended March 31, 2025, compared to the same period in 2024.

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	60	(188)	(128)

Securities available for sale:
Taxable	1,508	666	2,174
Tax-exempt	(37)	(22)	(59)
Total securities	1,471	644	2,115

Loans	576	1,375	1,951
Regulatory stock	31	(9)	22

Total interest income	2,138	1,822	3,960

INTEREST EXPENSE

Deposits:
Demand deposits	392	(423)	(31)
Savings deposits	(3)	(1)	(4)
Time deposits	403	292	695
Total deposits	792	(132)	660

Borrowings:
Total borrowings	378	140	518

Total interest expense	1,170	8	1,178

NET INTEREST INCOME	968	1,814	2,782

The following table shows a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2025			2024
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	41,065	215	2.13	33,932	344	4.08

Securities available for sale:
Taxable	513,710	5,195	4.05	352,775	3,021	3.43
Tax-exempt	143,853	705	1.96	153,417	764	1.99
Total securities (d)	657,563	5,900	3.59	506,192	3,785	2.99

Loans (a)	1,436,318	19,363	5.40	1,371,478	17,412	5.09

Regulatory stock	10,811	194	7.14	8,596	171	7.97

Total interest earning assets	2,145,757	25,672	4.79	1,920,198	21,712	4.53

Non-interest earning assets (d)	42,215			49,629

Total assets	2,187,972			1,969,827

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	533,450	3,250	2.47	472,598	3,281	2.79
Savings deposits	285,061	70	0.10	302,013	75	0.10
Time deposits	423,197	4,171	4.00	340,159	3,475	4.11
Borrowed funds	180,925	1,886	4.23	139,592	1,368	3.94
Total interest bearing liabilities	1,422,633	9,377	2.67	1,254,362	8,199	2.63

Non-interest bearing liabilities:

Demand deposits	617,706			584,242
Other	13,282			12,906

Total liabilities	2,053,621			1,851,510

Stockholders' equity	134,351			118,317

Total liabilities & stockholders' equity	2,187,972			1,969,827

Net interest income (FTE)		16,295			13,513

Net interest spread (b)			2.12			1.90
Effect of non-interest bearing deposits			0.90			0.91
Net yield on interest earning assets (c)			3.02			2.81

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,772,000 as of March 31, 2025, and $2,185,000 as of March 31, 2024.  Such fees and costs recognized through income and included in the interest amounts totaled $14,000 in 2025, and ($57,000) in 2024.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities increased by $151.4 million, or 29.9%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was related to a strategic decision to add investments during the last six months of 2024 in order to generate higher earnings with no overhead costs while offsetting interest rate risk with off-balance sheet derivative products. The tax equivalent yield on investments increased by 60 basis points for the quarter-to-date period when comparing both years. Interest income on securities increased by $2,115,000, or 55.9%, for the three months ended March 31, 2025, compared to the same period in the prior year.

Average balances on loans increased by $64.8 million, or 4.7%, for the three months ended March 31, 2025, compared to the same period in the prior year. Loan yields increased by 31 basis points for the quarter and loan interest income increased by $1,951,000, or 11.2%, due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $126.9 million, or 11.4%, for the three months ended March 31, 2025, compared to the same period in the prior year. The average balance of demand deposits increased by $60.9 million, or 12.9% and the average balance of savings accounts decreased by $17.0 million, or 5.6%. The average balance of savings accounts decreased as funds moved into higher-yielding time deposit accounts. Time deposit balances increased by $83.0 million, or 24.4%, driven by the movement of funds into higher-yielding accounts discussed above. In addition, the Corporation had more brokered time deposits at March 31, 2025, compared to March 31, 2024, as this was the primary source of funding to grow investments. Brokered time deposits increased by $57.9 million, or 148.6%, during this timeframe. The interest rate paid on all interest-bearing deposits decreased minimally from the prior year with the combined rate decreasing by one basis point for the quarter ended March 31, 2025, compared to the same period in the prior year. The combination of these changes resulted in an increase in interest expense on deposits of $660,000, for the three months ended March 31, 2025, compared to the same period in 2024.

The Corporation’s average balance on borrowed funds increased by $41.3 million, or 29.6%, for the three months ended March 31, 2025, compared to the same period in 2024. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 29 basis points for the three months ended March 31, 2025, compared to the same period in the prior year.

For the three months ended March 31, 2025, the net interest spread increased by 22 basis points to 2.12%, compared to 1.90% for the three months ended March 31, 2024. The effect of non-interest bearing funds decreased to 90 basis points for the three months ended March 31, 2025, from 91 basis points for the three months ended March 31, 2024. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the first quarter of 2025 was 3.02%, compared to 2.81% for the first quarter of 2024.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $426,000 for credit losses related to loans, a provision expense of $60,000 for unfunded commitments, and $0 related to available-for-sale securities for the first three months of 2025, compared to a release of provision expense of $540,000 related to loans, $104,000 for unfunded commitments, and $0 related to available-for-sale securities for the three months ended March 31, 2024. As of March 31, 2025, the allowance as a percentage of total loans was 1.15%, compared to 1.06% at March 31, 2024. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2025 was $3,964,000, a decrease of $382,000, or 8.8%, compared to the $4,346,000 earned during the first quarter of 2024. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	$	$	$	%

Trust and investment services	864	1,083	(219)	(20.2)
Service fees	1,355	1,361	(6)	(0.4)
Commissions	1,012	1,017	(5)	(0.5)
Net losses on debt and equity securities	(333)	(258)	(75)	29.1
Gains on sale of mortgages	439	544	(105)	(19.3)
Earnings on bank owned life insurance	271	293	(22)	(7.5)
Other miscellaneous income	356	306	50	16.3

Total other income	3,964	4,346	(382)	(8.8)

Trust and investment services income decreased for the quarter as a result of the gain on sale of a limited number of trust assets sold in the first quarter of 2024. Service fees and commissions remained relatively flat from last year’s first quarter. The Corporation incurred $333,000 of net losses on debt and equity securities in the first quarter of 2025, compared to net losses of $258,000 in the same quarter of the prior year as a result of strategic sales of debt securities to fund higher yielding loan growth. Mortgage gains decreased by $105,000, or 19.3%, in the first quarter of 2025, compared to the first quarter of 2024. This was primarily a result of compressed margins and the Corporation selling the permanent financing for construction loans with points that were recorded as income in the prior year. Earnings on bank owned life insurance were lower by $22,000, or 7.5%, for the three months ended March 31, 2025, compared to the same period in the prior year and other miscellaneous income increased by $50,000, or 16.3%.

Operating Expenses

Operating expenses for the first quarter of 2025 were $14,368,000, an increase of $774,000, or 5.7%, compared to the $13,594,000 for the first quarter of 2024. The following table provides details of the Corporation’s operating expenses for the three month period ended March 31, 2025, compared to the same period in 2024.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,280	8,335	(55)	(0.7)
Occupancy expenses	909	857	52	6.1
Equipment expenses	386	303	83	27.4
Advertising & marketing expenses	367	241	126	52.3
Computer software & data processing expenses	1,819	1,702	117	6.9
Bank shares tax	361	357	4	1.1
Professional services	843	711	132	18.6
Other operating expenses	1,403	1,088	315	29.0
Total Operating Expenses	14,368	13,594	774	5.7

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the first quarter of 2025, salaries and benefits decreased $55,000, or 0.7%, compared to the same period in 2024. This was primarily due to lower health insurance costs reflective of fewer claims during the first quarter of 2025. Occupancy and equipment costs were higher by a combined total of $135,000, or 11.6%, related to costs associated with new lease expense and higher equipment costs. Advertising and marketing expenses were higher by $126,000, or 52.3%, for the three months ended March 31, 2025, compared to the prior year. This increase was primarily related to media production costs and sponsorships as the Corporation continues to pursue marketing and sponsorship opportunities in the communities it serves. Computer software and data processing expenses increased by $117,000, or 6.9%, for the three months ended March 31, 2025, as a result of higher costs associated with the core conversion in the prior year as well as other technology initiatives. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has remained relatively flat from 2024 to 2025. Professional services costs increased by $132,000, or 18.6%, related to higher accounting and legal fees as well as increased costs for other outside services. Other operating expenses increased by $315,000, or 29.0%, for the three months ended March 31, 2025, compared to the same period in the prior year due largely to checking account charge-off costs and an increased level of fraud-related charge-offs.

Income Taxes

Federal income tax expense was $982,000 for the first quarter of 2025 compared to $827,000 for the same period in 2024. The effective tax rate for the Corporation was 18.5% for the three months ended March 31, 2025, and 17.3% for the three months ended March 31, 2024. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2025, the Corporation had $595.6 million of debt securities available for sale, which accounted for 26.8% of assets, compared to 27.8% as of December 31, 2024, and 22.4% as of March 31, 2024. Based on ending balances, the debt securities portfolio increased 33.3% from March 31, 2024, and decreased 3.4% from December 31, 2024.

The debt securities portfolio was showing a net unrealized loss of $42,454,000 as of March 31, 2025, compared to $47,248,000 as of December 31, 2024, and $44,444,000 as of March 31, 2024. The valuation of the Corporation’s debt securities portfolio is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury and U.S. government agency sectors decreased $4.4 million during the first three months of 2025 due to the maturity of a bond in the first quarter. These sectors represent safe credits, but generally carry a lower yield due to the investments made in 2020 and 2021 when rates were lower.

The Corporation’s U.S. agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) have remained stable since December 31, 2024. MBS and CMOs both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain some amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

The portfolio of non-agency MBS and CMO securities stood at $144.0 million as of March 31, 2025, or 24.2% of the total portfolio. This sector better structures the portfolio to achieve higher yields and shortens the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $145.2 million at December 31, 2024.

The Corporation’s asset-backed securities declined slightly by $567,000, or 1.0%, from December 31, 2024, to March 31, 2025. Many of the bonds in this sector generate regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current higher rate environment, they have added to the overall yield increase for the portfolio.

As of March 31, 2025, the fair value of the Corporation’s corporate bonds decreased by $5.6 million, or 10.5%, from balances at December 31, 2024. This decrease was due to one bond maturing and several bonds being sold during the first quarter. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $9.3 million, or 5.2%, in the first three months of 2025, primarily due to the sale of a number of these bonds during the first quarter. Municipal bonds represented 28.4% of the securities portfolio as of March 31, 2025 and 29.0% as of December 31, 2024.

Loans

Net loans outstanding increased by 4.5%, to $1,426.9 million at March 31, 2025, from $1,365.8 million at March 31, 2024. Net loans increased by 1.1%, an annualized rate of 4.4%, from $1,411.1 million at December 31, 2024. The following table shows the composition of the loan portfolio as of March 31, 2025 and December 31, 2024.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,
	2025		2024
	$	%	$	%

Agriculture	293,070	20.4	289,284	20.3
Business Loans	360,975	25.0	360,805	25.3
Consumer	6,346	0.4	6,603	0.5
Home Equity	125,173	8.7	118,329	8.3
Non-Owner Occupied CRE	149,585	10.4	136,298	9.6
Residential Real Estate (a)	506,525	35.1	514,120	36.0

Total loans	1,441,674	100	1,425,439	100
Less:
Deferred loan costs, net	1,788		1,830
Allowance for credit losses	(16,537)		(16,122)
Total net loans	1,426,925		1,411,147

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $354,440 as of March 31, 2025 and $342,640 as of December 31, 2024.

There was marginal growth in the loan portfolio since December 31, 2024. Agriculture loans, home equity loans, and non-owner occupied CRE loans grew since December 31, 2024, while the other categories of loans remained stagnant or decreased minimally.

The agriculture loan segment increased $3,786,000, or 1.3%, the business loan segment increased nominally, the consumer loan segment decreased $257,000, or 3.9%, the home equity segment increased $6,844,000, or 5.8%, the non-owner occupied CRE segment increased $13,287,000, or 9.7%, and the residential real estate segment decreased $7,595,000, or 1.5% from balances at December 31, 2024. The agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

In the first three months of 2025, mortgage production decreased 30.4% compared to the first three months of 2024.  Purchase money origination constituted 95.8% of the Corporation’s mortgage originations for the three months ended March 31, 2025.  The held-for-investment production is 55.1% of total originations with construction-only and construction-permanent loans making up 61.3% of the total held-for-investment production.  As of March 31, 2025, adjustable-rate mortgage balances were $326.4 million, representing 64.4% of the 1-4 family residential loan portfolio of the Corporation.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2025	2024	2024
	$	$	$

Nonaccrual loans	10,727	11,887	3,671
Loans past due 90 days or more and still accruing	—	—	660
Total non-performing loans	10,727	11,887	4,331

Other real estate owned	—	—	—

Total non-performing assets	10,727	11,887	4,331

Non-performing assets to net loans	0.75%	0.83%	0.32%

The total balance of non-performing assets increased by $6,396,000, or 147.7%, over balances at March 31, 2024, and decreased $1,160,000, or 9.8%, from balances at December 31, 2024. The increase from March 31, 2024 was due to the addition of a number of unrelated relationships experiencing payment defaults. The decrease from December 31, 2024 was mostly due to the payoff of a residential loan. Non-accrual loans increased by $7,056,000, or 192.2%, since March 31, 2024, and decreased $1,160,000, or 9.8%, since December 31, 2024. No loans were past due 90 days or more and still accruing interest at March 31, 2025 or December 31, 2024, compared to $660,000 at March 31, 2024. The primary reason for the increase in non-accrual loans from March 31, 2024 was the addition of a commercial loan relationship with balances of $3.6 million, another commercial loan in the amount of $748,000, a residential mortgage loan in the amount of $589,000, an agriculture mortgage in the amount of $619,000, and a number of other smaller loan relationships. The Corporation has taken a more disciplined approach to classifying loans as non-accrual when they hit 90 days past due which is why there are no loans at March 31, 2025 or December 31, 2024, that are 90 days or more past due. While non-performing asset balances have increased as of March 31, 2025 when compared to the prior year, the non-performing asset balances have decreased since December 31, 2024 and the Corporation’s total level of non-performing assets is in line with its peer group.

There was no other real estate owned (OREO) as of March 31, 2025, December 31, 2024, or March 31, 2024.

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on total loans. Management reviews the adequacy of the ACL on a quarterly basis.  The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Corporation measures expected credit losses for loans on a pooled basis when similar risk characteristics exist.  Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending policies and procedures, loan portfolio trends, lending management experience, asset quality, loan review, underlying collateral, and credit concentrations. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. Based on the quarterly calculation, management will adjust the ACL through the provision for credit losses as necessary.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of March 31, 2025 and March 31, 2024.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	March 31,	March 31,
	2025	2024
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	27	25
Home Equity	3	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	30	25

Recoveries of loans previously charged-off
Agriculture	1	—
Business Loans	2	—
Consumer Loans	16	5
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	19	5

Net charge-offs (recoveries)
Agriculture	(1)	—
Business Loans	(2)	—
Consumer Loans	11	20
Home Equity	3	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total net charge-offs	11	20

The Corporation has historically experienced very low net charge-off percentages due to disciplined credit practices. As of March 31, 2025, there were $30,000 in charge-offs and $19,000 of recoveries, representing a net charge-off position of $11,000 as shown above. As of March 31, 2024, there were $25,000 in charge-offs and $5,000 in recoveries, representing a net charge-off position of $20,000.

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

The Corporation’s level of classified loans was $28.9 million on March 31, 2025, compared to $14.8 million on March 31, 2024. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Deposits

The Corporation’s total ending deposits at March 31, 2025, increased by $3.0 million, or 0.2%, from December 31, 2024, and $172.5 million, or 10.0%, from March 31, 2024. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed since March 31, 2024, as customers have moved from low-interest bearing accounts into higher yielding checking accounts and time deposits. Since March 31, 2024, there has been a $31.1 million, or 5.2% increase in non-interest bearing demand deposit accounts, a $46.0 million, or 14.6% increase in interest bearing demand balances, a $29.6 million, or 18.8% increase in money market account balances, a $9.0 million, or 3.0% decrease in savings account balances, and a $74.7 million, or 21.5% increase in time deposit balances.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The increase in time deposit balances was partially the result of issuing brokered certificates of deposit in order to fund a leverage strategy coupled with available-for-sale investment securities purchases and interest rate swaps. Brokered CDs grew $58.0 million, from $39.0 million at March 31, 2024, to $97.0 million as of March 31, 2025. The remaining increase in time deposit balances was a result of the increased rate environment and offering promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of March 31, 2025 and 2024, the total uninsured deposits of the Corporation were approximately $224,995,000 and $205,707,000, respectively or 11.9% and 12.0%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2025, December 31, 2024, and March 31, 2024.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2025	2024	2024
	$	$	$

Non-interest bearing demand	634,110	631,711	602,975
Interest bearing demand	362,120	384,236	316,081
Money market deposit accounts	186,587	162,514	157,023
Savings accounts	288,470	280,526	297,469
Time deposits	422,200	431,456	347,463
Total deposits	1,893,487	1,890,443	1,721,011

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $179.1 million, $183.5 million, and $136.6 million as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60.0 million as of March 31, 2025 and December 31, 2024. There were no short-term borrowings as of March 31, 2024. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $79.3 million as of March 31, 2025, $83.8 million as of December 31, 2024, and $97.0 million as of March 31, 2024, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $722.7 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of March 31, 2025, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of March 31, 2025, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2025	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.2%	4.0%	5.0%

As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.6%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.5%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of March 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of March 31, 2025, the Bank’s Tier 1 Leverage Ratio stood at 9.2% while the Corporation’s Tier 1 Leverage Ratio was 7.6%. Tier 1 Capital at the Corporation level was not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2025
$
Commitments to extend credit:
Revolving home equity	268,118
1-4 family residential contruction loans	24,481
Commercial real estate, other construction and land development loans	38,796
Commercial and industrial loans	106,538
Other	148,289
Standby letters of credit	15,323

Total	601,545

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2025, the Corporation was in the low-risk range for all of the above measurements except for two ratios that fell in the moderate-risk range: reliance on wholesale funding and the investment securities to assets ratio. Both of these ratios were impacted by the derivative strategy undertaken in 2024 to leverage the balance sheet through wholesale borrowings and investment securities with off-balance sheet interest rate swaps. While this placed the Corporation in the moderate-risk range for the ratios mentioned above, the strategy was analyzed extensively and the risk measured.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under nine different interest rate scenarios that can vary according to the present level of interest rates. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 100, 200, 300, or 400 basis points.

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

The first quarter 2025 analysis projects net interest income expected in the nine rate scenarios over a one-year time horizon. As of March 31, 2025, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same nine scenarios mentioned above. As of March 31, 2025, the Corporation was within guidelines for all rate scenarios except the down 300 and 400 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down 300 and 35% for the down 400 basis point scenarios and actual projected results show a valuation decline of 44.4% and 65.9%, respectively. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 or 400 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2025, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2025

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Other than as noted below, there have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2025.

Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2025	—	—	—	200,000
February 2025	—	—	—	200,000
March 2025	—	—	—	200,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of March 31, 2025, no shares had been purchased under this plan.

ENB FINANCIAL CORP

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)
10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on April 28, 2025.)
10.8	Amendment to the Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on April 28, 2025.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data Files
104	Cover Page Interactive Data File

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 13, 2025	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 13, 2025	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer