Form 10-Q
period 2025-06-30
ENB Financial Corp
filed 2025-08-14
CIK 1437479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(717) 733-4181

Registrant’s telephone number, including area code

Not Applicable

Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2025, the registrant had 5,683,488 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2025

i

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2025	2024	2024
	$	$	$
ASSETS
Cash and due from banks	10,477	7,794	27,658
Interest-bearing deposits in other banks	54,792	61,115	78,955
Total cash and cash equivalents	65,269	68,909	106,613
Securities available for sale (at fair value, net of allowance for credit losses of $0)	592,093	616,430	437,728
Equity securities (at fair value)	9,827	9,710	9,849
Loans held for sale	2,282	3,996	825
Loans (net of unearned income)	1,463,259	1,427,269	1,384,076
Less: Allowance for credit losses	16,543	16,122	14,339
Net loans	1,446,716	1,411,147	1,369,737
Premises and equipment	29,552	27,897	26,261
Other real estate owned	989	—	—
Regulatory stock	10,970	10,789	8,641
Bank owned life insurance	36,495	36,014	35,520
Other assets	31,710	34,939	29,384
Total assets	2,225,903	2,219,831	2,024,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	628,757	631,711	623,348
Interest-bearing	1,267,769	1,258,732	1,131,022
Total deposits	1,896,526	1,890,443	1,754,370
Short-term borrowings	60,000	60,000	—
Long-term debt	75,822	83,822	92,334
Subordinated debt	39,796	39,716	39,636
Other liabilities	14,277	14,866	12,252
Total liabilities	2,086,421	2,088,847	1,898,592
Stockholders’ equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,683,488 as of 6/30/25, 5,655,270 as of 12/31/24, and 5,677,053 as of 6/30/24	574	574	574
Capital surplus	3,966	3,957	4,001
Retained earnings	170,094	162,006	156,924
Accumulated other comprehensive loss, net of tax	(34,217)	(34,143)	(34,491)
Less: Treasury stock cost on 55,626 shares as of 6/30/25, 83,844 shares as of 12/31/24 and 62,061 as of 6/30/24	(935)	(1,410)	(1,042)
Total stockholders’ equity	139,482	130,984	125,966
Total liabilities and stockholders’ equity	2,225,903	2,219,831	2,024,558

See Notes to the Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	19,974	17,940	39,264	35,255
Interest on securities available for sale
Taxable	5,031	2,854	10,108	5,740
Tax-exempt	646	705	1,317	1,425
Interest on deposits at other banks	410	606	625	950
Dividend income	355	324	667	630
Total interest and dividend income	26,416	22,429	51,981	44,000
Interest expense:
Interest on deposits	7,538	7,105	15,029	13,936
Interest on borrowings	1,874	1,330	3,760	2,698
Total interest expense	9,412	8,435	18,789	16,634
Net interest income	17,004	13,994	33,192	27,366
Provision (release) for credit losses	126	(207)	612	(851)
Net interest income after provision (release) for credit losses	16,878	14,201	32,580	28,217
Other income:
Trust and investment services income	787	727	1,651	1,810
Service fees	1,349	1,438	2,704	2,799
Commissions	1,014	1,005	2,026	2,022
Losses on the sale of debt securities, net	(2)	—	(307)	(91)
Gains (losses) on equity securities, net	50	30	22	(137)
Gains on sale of mortgages	391	478	830	1,022
Earnings on bank-owned life insurance	282	407	553	700
Other income	454	316	810	622
Total other income	4,325	4,401	8,289	8,747
Operating expenses:
Salaries and employee benefits	8,357	8,339	16,637	16,674
Occupancy	873	806	1,782	1,663
Equipment	324	350	710	653
Advertising & marketing	375	204	742	445
Computer software & data processing	1,781	1,467	3,600	3,169
Shares tax	382	357	743	714
Professional services	811	825	1,654	1,536
Other expense	1,110	1,020	2,513	2,108
Total operating expenses	14,013	13,368	28,381	26,962
Income before income taxes	7,190	5,234	12,488	10,002
Provision for federal income taxes	1,380	920	2,362	1,747
Net income	5,810	4,314	10,126	8,255
Earnings per share of common stock	1.02	0.76	1.79	1.46
Cash dividends paid per share	0.18	0.17	0.36	0.34
Weighted average shares outstanding	5,670,021	5,665,518	5,663,060	5,665,296

See Notes to the Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Net income	5,810	4,314	10,126	8,255
Other comprehensive (loss) income, net of tax:
Securities available for sale not other-than-temporarily impaired:
Unrealized (losses) gains arising during the period	(35)	785	4,456	(262)
Income tax effect	7	(165)	(937)	54
	(28)	620	3,519	(208)
Reclassification adjustment for losses included in net income	2	-	307	91
Income tax effect	-	-	(64)	(19)
	2	-	243	72
Derivative and hedging activities adjustment:
Changes in unrealized holding gain on derivatives	(1,122)	-	(4,762)	-
Income tax effect	216	-	926	-
	(906)	-	(3,836)	-
Other comprehensive (loss) income, net of tax	(932)	620	(74)	(136)
Comprehensive Income	4,878	4,934	10,052	8,119

See Notes to the Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,622 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933
Net income	—	—	4,314	—	—	4,314
Other comprehensive income net of tax	—	—	—	620	—	620
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 15,000 shares	—	—	—	—	(223)	(223)
Treasury stock issued - 19,036 shares	—	(49)	—	—	320	271
Cash dividends paid, $0.17 per share	—	—	(963)	—	—	(963)
Balances, June 30, 2024	574	4,001	156,924	(34,491)	(1,042)	125,966

Balances, December 31, 2024	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376
Net income	—	—	5,810	—	—	5,810
Other comprehensive loss net of tax	—	—	—	(932)	—	(932)
Stock-based compensation expense	—	18	—	—	—	18
Treasury stock issued - 14,419 shares	—	(13)	—	—	243	230
Cash dividends paid, $0.18 per share	—	—	(1,020)	—	—	(1,020)
Balances, June 30, 2025	574	3,966	170,094	(34,217)	(935)	139,482

See Notes to the Unaudited Consolidated Interim Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
	$	$
Cash flows from operating activities:
Net income	10,126	8,255
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	266	2,212
Decrease (increase) in interest receivable	374	(1,080)
(Decrease) increase in interest payable	(491)	26
Provision (release) for credit losses	612	(851)
Losses on the sale of debt securities, net	307	91
(Gains) losses on equity securities, net	(22)	137
Gains on sale of mortgages	(830)	(1,022)
Loans originated for sale	(23,585)	(33,187)
Proceeds from sales of loans	26,129	33,736
Earnings on bank-owned life insurance	(553)	(700)
Depreciation of premises and equipment and amortization of software	1,045	1,045
Deferred income tax	(653)	290
Amortization of deferred fees on subordinated debt	80	80
Stock-based compensation expense	33	31
Other assets and other liabilities, net	(2,466)	(1,436)
Net cash provided by operating activities	10,372	7,627

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	36,322	17,477
Proceeds from sales	12,246	5,019
Purchases	(19,993)	(3,000)
Equity securities
Proceeds from sales	128	—
Purchases	(222)	(535)
Purchase of regulatory bank stock	(535)	(477)
Redemptions of regulatory bank stock	354	376
Proceeds from bank-owned life insurance	—	745
Net increase in loans	(36,230)	(24,114)
Purchases of premises and equipment, net	(2,498)	(1,828)
Purchase of computer software	(80)	(513)
Net cash used for investing activities	(10,508)	(6,850)
Cash flows from financing activities:
Net increase in demand and savings accounts	728	14,537
Net increase in time deposits	5,355	13,035
Repayments of long-term debt	(8,000)	(8,894)
Dividends paid	(2,038)	(1,927)
Proceeds from sale of treasury stock	451	540
Treasury stock purchased	—	(451)
Net cash (used for) provided by financing activities	(3,504)	16,840
Decrease (increase) in cash and cash equivalents	(3,640)	17,617
Cash and cash equivalents at beginning of period	68,909	88,996
Cash and cash equivalents at end of period	65,269	106,613
Supplemental disclosures of cash flow information:
Interest paid	19,280	16,608
Income taxes paid	2,420	1,900
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	4,763	(173)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the second quarter of 2025, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at June 30, 2025 and December 31, 2024, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
June 30, 2025
U.S. treasuries	14,913	—	(991)	—	13,922
U.S. government agencies	16,400	—	(871)	—	15,529
U.S. agency mortgage-backed securities	35,625	30	(2,166)	—	33,489
U.S. agency collateralized mortgage obligations	114,208	245	(2,412)	—	112,041
Non-agency MBS/CMO	155,083	33	(4,566)	—	150,550
Asset-backed securities	56,673	37	(839)	—	55,871
Corporate bonds	48,612	9	(3,404)	—	45,217
Obligations of states and political subdivisions	193,064	—	(27,590)	—	165,474
Total securities available for sale	634,578	354	(42,839)	—	592,093

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2024
U.S. Treasuries	19,900	—	(1,438)	—	18,462
U.S. government agencies	19,400	—	(1,333)	—	18,067
U.S. agency mortgage-backed securities	38,000	—	(3,120)	—	34,880
U.S. agency collateralized mortgage obligations	116,272	—	(5,277)	—	110,995
Non-agency MBS/CMO	152,096	16	(6,901)	—	145,211
Asset-backed securities	57,543	123	(398)	—	57,268
Corporate bonds	57,423	—	(4,351)	—	53,072
Obligations of states and political subdivisions	203,044	—	(24,569)	—	178,475
Total securities available for sale	663,678	139	(47,387)	—	616,430

The amortized cost and fair value of securities available for sale at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized	Fair
	Cost	Value
	$	$
Due in one year or less	4,754	4,671
Due after one year through five years	90,819	86,262
Due after five years through ten years	72,341	64,112
Due after ten years	466,664	437,048
Total debt securities	634,578	592,093

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $131,216,000 and $110,232,000 at June 30, 2025, and December 31, 2024, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $119,781,000 at June 30, 2025, and $102,957,000 at December 31, 2024.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Proceeds from sales	1,261	—	12,246	5,019
Gross realized gains	—	—	—	—
Gross realized losses	(2)	—	(307)	(91)

Information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2025
U.S. Treasuries	—	—	13,922	(991)	13,922	(991)
U.S. government agencies	—	—	15,529	(871)	15,529	(871)
U.S. agency mortgage-backed securities	1,183	(1)	25,857	(2,165)	27,040	(2,166)
U.S. agency collateralized mortgage obligations	55,667	(1,221)	16,957	(1,191)	72,624	(2,412)
Non-Agency MBS/CMO	104,581	(3,300)	31,834	(1,266)	136,415	(4,566)
Asset-backed securities	23,573	(270)	26,391	(569)	49,964	(839)
Corporate bonds	—	—	44,708	(3,404)	44,708	(3,404)
Obligations of states & political subdivisions	1,709	(328)	163,735	(27,262)	165,444	(27,590)
Total unrealized losses on debt securities	186,713	(5,120)	338,933	(37,719)	525,646	(42,839)

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2024
U.S. Treasuries	—	—	18,462	(1,438)	18,462	(1,438)
U.S. government agencies	—	—	18,067	(1,333)	18,067	(1,333)
U.S. agency mortgage-backed securities	—	—	34,880	(3,120)	34,880	(3,120)
U.S. agency collateralized mortgage obligations	93,239	(3,584)	17,756	(1,693)	110,995	(5,277)
Non-Agency MBS/CMO	107,316	(4,930)	33,606	(1,971)	140,922	(6,901)
Asset-backed securities	4,938	(39)	26,376	(359)	31,314	(398)
Corporate bonds	—	—	53,072	(4,351)	53,072	(4,351)
Obligations of states & political subdivisions	1,639	(400)	176,806	(24,169)	178,445	(24,569)
Total unrealized losses on debt securities	207,132	(8,953)	379,025	(38,434)	586,157	(47,387)

In the debt security portfolio there were 308 positions carrying unrealized losses as of June 30, 2025.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first six months of 2025 or 2024.

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

4. Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2025 and December 31, 2024.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2025
CRA-qualified mutual funds	8,740	—	—	8,740
Bank stocks	1,126	77	(116)	1,087
Total equity securities	9,866	77	(116)	9,827

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2024
CRA-qualified mutual funds	8,517	—	—	8,517
Bank stocks	1,233	101	(141)	1,193
Total equity securities	9,750	101	(141)	9,710

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and six months ended June 30, 2025 and 2024, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2025 and 2024.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Net gain (losses) recognized in equity securities during the period	50	30	22	(137)
Less: Net gains realized on the sale of equity securities during the period	—	—	21	—
Unrealized gain (losses) recognized in equity securities held at reporting date	50	30	1	(137)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5. Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
	$	$

Agriculture	294,020	289,284
Business Loans	367,194	360,805
Consumer	6,332	6,603
Home Equity	130,971	118,329
Non-Owner Occupied Commercial Real Estate	164,667	136,298
Residential Real Estate (a)	498,319	514,120
Gross loans prior to deferred costs	1,461,503	1,425,439
Deferred loan costs, net	1,756	1,830
Allowance for credit losses	(16,543)	(16,122)
Total net loans	1,446,716	1,411,147

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $360,378 and $342,640 as of June 30, 2025 and December 31, 2024.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$291,029	$1,238	$1,009	$744	$2,991	$294,020
Business Loans	367,026	—	121	47	168	367,194
Consumer	6,328	4	—	—	4	6,332
Home Equity	130,621	185	—	165	350	130,971
Non-Owner Occupied CRE	163,919	—	—	748	748	164,667
Residential Real Estate	496,054	734	98	1,433	2,265	498,319
Total	$1,454,977	$2,161	$1,228	$3,137	$6,526	$1,461,503

	December 31, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$288,970	$—	$314	$—	$314	$289,284
Business Loans	358,207	2,531	—	67	2,598	360,805
Consumer	6,571	23	—	9	32	6,603
Home Equity	117,451	102	578	198	878	118,329
Non-Owner Occupied CRE	135,541	—	—	757	757	136,298
Residential Real Estate	510,882	808	23	2,407	3,238	514,120
Total	$1,417,622	$3,464	$915	$3,438	$7,817	$1,425,439

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of June 30, 2025 and December 31, 2024, (in thousands):

June 30, 2025

				Loans Past
	Nonaccrual with no	Nonaccrual with	Total	Due 90 Days or More	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,426	$314	$2,740	$—	$2,740
Business Loans	3,762	—	3,762	—	3,762
Consumer Loans	—	—	—	—	—
Home Equity	221	—	221	—	221
Non-Owner Occupied CRE	1,029	—	1,029	—	1,029
Residential Real Estate	1,649	777	2,426	99	2,525
Total	$9,087	$1,091	$10,178	$99	$10,277

December 31, 2024

				Loans Past
	Nonaccrual with no	Nonaccrual with	Total	Due 90 Days or More	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,481	$—	$1,481	$—	$1,481
Business Loans	5,084	969	6,053	—	6,053
Consumer Loans	—	10	10	—	10
Home Equity	393	—	393	—	393
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,806	2,144	3,950	—	3,950
Total	$8,764	$3,123	$11,887	$—	$11,887

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of June 30, 2025 and December 31, 2024 (in thousands).

June 30, 2025

	Real Estate	Other	None	Total
Agriculture	$2,740	$—	$—	$2,740
Business Loans	3,762	—	—	3,762
Consumer Loans	—	—	—	—
Home Equity	221	—	—	221
Non-Owner Occupied CRE	1,029	—	—	1,029
Residential Real Estate	2,426	—	—	2,426
Total	$10,178	$—	$—	$10,178

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

December 31, 2024

	Real Estate	Other	None	Total
Agriculture	$1,481	$—	$—	$1,481
Business Loans	5,085	968	—	6,053
Consumer Loans	—	—	10	10
Home Equity	393	—	—	393
Non-Owner Occupied CRE	—	—	—	—
Residential Real Estate	3,950	—	—	3,950
Total	$10,909	$968	$10	$11,887

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation’s internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of June 30, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$23,000	$27,191	$48,425	$36,802	$42,233	$74,115	$20,526	$—	$272,292
Special Mention	—	—	40	—	10	1,413	178	—	1,641
Substandard	3,088	746	1,833	1,436	7,648	3,221	2,115	—	20,087
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,088	$27,937	$50,298	$38,238	$49,891	$78,749	$22,819	$—	$294,020

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$31,686	$51,836	$44,574	$72,243	$47,012	$60,029	$46,365	$—	$353,745
Special Mention	—	—	—	—	—	2,786	—	—	2,786
Substandard	—	—	2,708	6,938	400	518	99	—	10,663
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,686	$51,836	$47,282	$79,181	$47,412	$63,333	$46,464	$—	$367,194

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$14,750	$9,668	$35,034	$37,149	$27,878	$32,682	$3,156	$—	$160,317
Special Mention	—	—	—	—	—		795	—	795
Substandard	—	—	376	—	—	3,179	—	—	3,555
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,750	$9,668	$35,410	$37,149	$27,878	$35,861	$3,951	$—	$164,667

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$69,436	$88,695	$128,033	$146,194	$117,123	$166,826	$70,047	$—	$786,354
Special Mention	—	—	40	—	10	4,199	973	—	5,222
Substandard	3,088	746	4,917	8,374	8,048	6,918	2,214	—	34,305
Doubtful	—	—	—	—	—	—	—	—	—
Total	$72,524	$89,441	$132,990	$154,568	$125,181	$177,943	$73,234	$—	$825,881

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of December 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$30,261	$49,814	$38,824	$44,513	$17,156	$63,007	$24,359	$—	$267,934
Special Mention	1,033	174	17	6,411	—	1,555	1,714	—	10,904
Substandard	413	1,904	1,522	1,679	1,287	3,275	366	—	10,446
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,707	$51,892	$40,363	$52,603	$18,443	$67,837	$26,439	$—	$289,284

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$25	$—	$—	$25

Business Loans
Risk Rating
Pass	$61,110	$38,875	$86,326	$53,149	$29,095	$44,956	$37,440	$—	$350,951
Special Mention	—	—	—	409	—	258	—	—	667
Substandard	—	2,816	2,030	—	—	875	3,466	—	9,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$61,110	$41,691	$88,356	$53,558	$29,095	$46,089	$40,906	$—	$360,805

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$3,971	$36,562	$33,912	$26,695	$14,729	$16,986	$—	$—	$132,855
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	382	—	—	—	3,061	—	—	3,443
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,971	$36,944	$33,912	$26,695	$14,729	$20,047	$—	$—	$136,298

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$95,342	$125,251	$159,062	$124,357	$60,980	$124,949	$61,799	$—	$751,740
Special Mention	1,033	174	17	6,820	—	1,813	1,714	—	11,571
Substandard	413	5,102	3,552	1,679	1,287	7,211	3,832	—	23,076
Doubtful	—	—	—	—	—	—	—	—	—
Total	$96,788	$130,527	$162,631	$132,856	$62,267	$133,973	$67,345	$—	$786,387

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans.

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,212	$1,322	$567	$218	$44	$4	$1,965	$—	$6,332
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,212	$1,322	$567	$218	$44	$4	$1,965	$—	$6,332

Consumer
Current period gross charge-offs	$—	$7	$13	$6	$—	$8	$—	$—	$34

Home equity
Payment Performance
Performing	$305	$1,744	$6,045	$13,266	$828	$1,705	$105,233	$1,624	$130,750
Nonperforming	—	—	—	—	—	56	165	—	221
Total	$305	$1,744	$6,045	$13,266	$828	$1,761	$105,398	$1,624	$130,971

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Residential Real Estate
Payment Performance
Performing	$19,217	$54,307	$97,315	$133,881	$94,673	$96,500	$—	$—	$495,893
Nonperforming	—	—	—	948	779	699	—	—	2,426
Total	$19,217	$54,307	$97,315	$134,829	$95,452	$97,199	$—	$—	$498,319

Residential Real Estate
Current period gross charge-offs	$—	$—	$84	$—	$—	$—	$—	$—	$84

Total
Payment Performance
Performing	$21,734	$57,373	$103,927	$147,365	$95,545	$98,209	$107,198	$1,624	$632,975
Nonperforming	—	—	—	948	779	755	165	—	2,647
Total	$21,734	$57,373	$103,927	$148,313	$96,324	$98,964	$107,363	$1,624	$635,622

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,564	$967	$391	$105	$46	$5	$1,515	$—	$6,593
Nonperforming	—	10	—	—	—	—	—	—	10
Total	$3,564	$977	$391	$105	$46	$5	$1,515	$—	$6,603

Consumer
Current period gross charge-offs	$—	$16	$43	$6	$—	$8	$—	$—	$73

Home equity					—
Payment Performance
Performing	$1,899	$6,778	$14,700	$903	$497	$1,560	$91,167	432	$117,936
Nonperforming	—	—	—	—	—	3	390	—	393
Total	$1,899	$6,778	$14,700	$903	$497	$1,563	$91,557	$432	$118,329

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate					—
Payment Performance
Performing	$67,526	$102,522	$138,668	$98,116	$39,926	$63,412	$—	$—	$510,170
Nonperforming	—	1,073	1,879	712	—	286	—	—	3,950
Total	$67,526	$103,595	$140,547	$98,828	$39,926	$63,698	$—	$—	$514,120

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$72,989	$110,267	$153,759	$99,124	$40,469	$64,977	$92,682	$432	$634,699
Nonperforming	—	1,083	1,879	712	—	289	390	—	4,353
Total	$72,989	$111,350	$155,638	$99,836	$40,469	$65,266	$93,072	$432	$639,052

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

June 30, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,470	—	24	665	4,159
Business Loans	3,207	—	1	(404)	2,804
Consumer Loans	308	(7)	7	16	324
Home Equity	2,721	—	—	184	2,905
Non-Owner Occupied CRE	1,031	—	—	216	1,247
Residential Real Estate	5,800	(84)	—	(612)	5,104
Total	$16,537	$(91)	$32	$65	$16,543

June 30, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	2,824	—	—	(164)	2,660
Business Loans	2,545	—	2	94	2,641
Consumer Loans	351	(11)	9	(22)	327
Home Equity	2,353	—	—	307	2,660
Non-Owner Occupied CRE	713	—	—	(20)	693
Residential Real Estate	5,830	—	—	(472)	5,358
Total	$14,616	$(11)	$11	$(277)	$14,339

During the three months ended June 30, 2025, management charged off $91,000 in loans while recovering $32,000 and added $65,000 to the provision for credit losses related to loans and $61,000 in provision expense for off-balance sheet credit exposure for a net provision expense of $126,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

June 30, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,303	—	25	831	4,159
Business Loans	3,234	—	3	(433)	2,804
Consumer Loans	327	(34)	23	8	324
Home Equity	2,644	(3)	—	264	2,905
Non-Owner Occupied CRE	933	—	—	314	1,247
Residential Real Estate	5,681	(84)	—	(493)	5,104
Total	$16,122	$(121)	$51	$491	$16,543

June 30, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,106	—	—	(446)	2,660
Business Loans	2,684	—	3	(46)	2,641
Consumer Loans	355	(36)	13	(5)	327
Home Equity	2,341	—	—	319	2,660
Non-Owner Occupied CRE	818	—	—	(125)	693
Residential Real Estate	5,872	—	—	(514)	5,358
Total	$15,176	$(36)	$16	$(817)	$14,339

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

During the six months ended June 30, 2025, management charged off $121,000 in loans while recovering $51,000 and adding $491,000 to the provision for credit losses related to loans and adding $121,000 to the provision for off-balance sheet credit exposure for a combined provision of $612,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of June 30, 2025:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2025:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	66	—	—	—	—	94	160
Ending balance: collectively evaluated	4,092	2,804	324	2,905	1,247	5,011	16,383

Loans receivable:
Ending balance	294,020	367,194	6,332	130,971	164,667	498,319	1,461,503
Ending balance: individually evaluated	2,740	3,762	—	221	1,029	2,426	10,178
Ending balance: collectively evaluated	291,280	363,432	6,332	130,750	163,638	495,893	1,451,325

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of December 31, 2024:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of December 31, 2024:	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	250	—	—	186	337	773
Ending balance: collectively evaluated	3,303	2,984	317	2,644	747	5,344	15,339

Loans receivable:
Ending balance	289,284	360,805	6,603	118,329	136,298	514,120	1,425,439
Ending balance: individually evaluated	1,481	6,053	—	393	2,099	3,950	13,976
Ending balance: collectively evaluated	287,803	354,752	6,603	117,936	134,199	510,170	1,411,463

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty for the quarter ended June 30, 2025 or for the quarter ended June 30, 2024.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2025
	Level I	Level II	Level III	Total
	$	$	$	$

Assets
U.S. treasuries	13,922	—	—	13,922
U.S. government agencies	—	15,529	—	15,529
U.S. agency mortgage-backed securities	—	33,489	—	33,489
U.S. agency collateralized mortgage obligations	—	112,041	—	112,041
Non-agency MBS/CMO	—	150,550	—	150,550
Asset-backed securities	—	55,871	—	55,871
Corporate bonds	—	45,217	—	45,217
Obligations of states & political subdivisions	—	165,474	—	165,474
Equity securities	9,827	—	—	9,827
Total securities	23,749	578,171	—	601,920
Derivatives and hedging activities	—	674	—	674

Liabilities
Derivatives and hedging activities	—	1,507	—	1,507

On June 30, 2025, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. The Corporation’s hedging assets and liabilities are valued using level II inputs as there are quoted prices available and observable, but not necessarily quotes on identical instruments traded in active markets on a daily basis.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2025
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$10,018	$10,018
Total	$—	$—	$10,018	$10,018

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$13,203	$13,203
Total	$—	$—	$13,203	$13,203

The Corporation had a total of $10,178,000 of individually analyzed loans as of June 30, 2025, with $160,000 of specific allocation against these loans and $13,986,000 of individually analyzed loans as of December 31, 2024, with $773,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

June 30, 2025
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	10,018	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	13,203	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2025
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	65,269	65,269	65,269	-	-
Regulatory stock	10,970	10,970	10,970	-	-
Loans held for sale	2,282	2,282	2,282	-	-
Loans, net of allowance	1,446,716	1,431,850	-	-	1,431,850
Mortgage servicing assets	2,510	3,154	-	-	3,154
Accrued interest receivable	8,249	8,249	8,249	-	-
Bank owned life insurance	36,495	36,495	36,495	-	-

Financial Liabilities:
Demand deposits	628,757	628,757	628,757	-	-
Interest-bearing demand deposits	375,556	375,556	375,556	-	-
Money market deposit accounts	166,909	166,909	166,909	-	-
Savings accounts	288,492	288,492	288,492	-	-
Time deposits	436,812	435,850	-	-	435,850
Total deposits	1,896,526	1,895,564	1,459,714	-	435,850

Short-term debt	60,000	60,000	60,000
Long-term debt	75,822	76,506	-	-	76,506
Subordinated debt	39,796	35,690	-	-	35,690
Accrued interest payable	2,678	2,678	2,678	-	-

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains/(Losses)
	on Securities
	Available-for-Sale	Derivatives	Total
	$	$	$

Balance at December 31, 2024	(37,326)	3,183	(34,143)
Other comprehensive (loss) gain before reclassifications	3,546	(2,930)	616
Amount reclassified from accumulated other comprehensive income (loss)	242	-	242
Period change	3,788	(2,930)	858

Balance at March 31, 2025	(33,538)	253	(33,285)
Other comprehensive loss before reclassifications	(28)	(906)	(934)
Amount reclassified from accumulated other comprehensive income (loss)	2	-	2
Period change	(26)	(906)	(932)

Balance at June 30, 2025	(33,564)	(653)	(34,217)

Balance at December 31, 2023	(34,355)	-	(34,355)
Other comprehensive loss before reclassifications	(828)	-	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72	-	72
Period change	(756)	-	(756)

Balance at March 31, 2024	(35,111)	-	(35,111)
Other comprehensive gain before reclassifications	620	-	620
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-
Period change	620	-	620

Balance at June 30, 2024	(34,491)	-	(34,491)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive Income (Loss)
	For the Three Months
	Ended June 30,
	2025	2024	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	2	—	Losses on the sale of debt securities, net
Related income tax benefit	—	—	Provision for federal income taxes
Net effect on accumulated other comprehensive loss for the period	2	—

Total reclassifications for the period	2	—

(1)	Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2025	2024	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities losses, reclassified into earnings	(307)	(91)	Losses on the sale of debt securities, net
Related income tax benefit	64	19	Benefit for federal income taxes
Net effect on accumulated other comprehensive loss for the period	(243)	(72)

(1)	Amounts in parentheses indicate debits.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

In 2024, the Corporation entered into certain interest rate swap contracts that are matched to closed portfolios of available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying investment security. The following amounts were recorded on the consolidated balance sheets related to the cumulative basis adjustment for the fair value hedges as of June 30, 2025 and December 31, 2024:

	Carrying Amount		Cumulative Amount of Fair Value
	of the Hedged Assets		Hedging Adjustment
	6/30/2025	12/31/2024	6/30/2025	12/31/2024
Investment Securities, Available-for-Sale[1]	$189,049	$195,904	$661	$(3,758)

[1]	Carrying value represents amortized cost

These amounts were included in the fair value of closed portfolios of available-for-sale investment securities used to designate hedging relationships in which the hedged item is in the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of June 30, 2025, the fair value of the closed portfolios used in these hedging relationships was $184.8 million. As of June 30, 2025, the notional amount of hedged assets was $184.8 million.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as of June 30, 2025 and December 31, 2024, (in thousands).

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of June 30, 2025		As of December 31, 2024
	Notional	Fair	Notional	Fair
Hedged Item	Amount	Value	Amount	Value
MBS Bonds	$55,160	$674	$193,800	$3,725
FHLB Advances	$-	$-	$60,000	$204
Total	$55,160	$674	$253,800	$3,929

	Fair Values of Derivative Instruments
	Liability Derivatives
	As of June 30, 2025		As of December 31, 2024
	Notional	Fair	Notional	Fair
Hedged Item	Amount	Value	Amount	Value
MBS Bonds	$129,634	$1,341	$-	$-
FHLB Advances	60,000	166	-	-
Total	$189,634	$1,507	$-	$-

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into certain interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Corporation making fixed payments. As of June 30, 2025, the Corporation had two interest rate swaps with a combined notional amount of $60 million associated with the Corporation’s cash outflows associated with two short term FHLB advances.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Corporation did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2025.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities. During the three-month and six-month periods ended June 30, 2025, the Corporation had $77,000 and $154,000 in gains, respectively, classified as a reduction in interest expense.

The table below presents the effect of the Corporation’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the three-month and six-month periods ended June 30, 2025 and June 30, 2024 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

	Amount of Loss Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Three months Ended		Location of Gain Reclassified	Three months Ended
	June 30,	June 30,	from Accumulated OCI into	June 30,	June 30,
	2025	2024	Income	2025	2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(68)	$-	Interest Expense	$(77)	$-
Total	$(68)	$-		$(77)	$-

	Amount of Loss Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Six Months Ended		Location of Gain Reclassified	Six Months Ended
	June 30,	June 30,	from Accumulated OCI into	June 30,	June 30,
	2025	2024	Income	2025	2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(166)	$-	Interest Expense	$(154)	$-
Total	$(166)	$-		$(154)	$-

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

As of June 30, 2025, the Corporation had derivatives in a net liability position and was required to post collateral of $680,000 against its obligations under these agreements. If the Corporation had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation’s financial statements.

11. Subsequent Events

On August 12, 2025, the Corporation entered into a definitive agreement with Cecil Bancorp, Inc, headquartered in Elkton, MD, whereby the Corporation will acquire Cecil and its wholly owned subsidiary Cecil Bank. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to Cecil stockholder approval, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the first quarter of 2026, after all such conditions provided in the definitive agreement are met. Once the acquisition and related transactions are complete, the Corporation will have 18 community banking offices in Pennsylvania and Maryland, offering a full range of integrated financial services including banking and trust.

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

Results of Operations

Overview

The Corporation recorded net income of $5,810,000 for the three-month period ended June 30, 2025, a $1,496,000, or 34.7% increase over the three months ended June 30, 2024. Net income for the six-month period was $10,126,000, a $1,871,000, or 22.7% increase over earnings in the six-month period ended June 30, 2024. The earnings per share, basic and diluted, were $1.02 for the three months ended June 30, 2025, compared to $0.76 for the same period in 2024, and for the year-to-date period, earnings per share were $1.79, compared to $1.46 in 2024, or a 22.6% increase over the comparable six-month period in the previous year.

The Corporation’s net interest income (NII) increased by $3,010,000, or 21.5%, and $5,826,000, or 21.3%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Interest and fees on loans increased by $2,034,000, or 11.3%, and $4,009,000, or 11.4%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Interest income on securities available for sale increased by $2,118,000, or 59.5%, and $4,260,000, or 59.5%, for the three and six months ended June 30, 2025, compared to the same periods in 2024. Conversely, interest expense on deposits and borrowings increased by $977,000, or 11.6%, and $2,155,000, or 13.0%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year.

The Corporation recorded a provision for credit losses of $126,000 in the second quarter of 2025, and $612,000 for the year-to-date period, compared to a release of provision expense of $207,000 in the second quarter of 2024 and a release of provision expense of $851,000 for the six months ended June 30, 2024. Loan growth was the primary reason for increased provision expense in 2025 and improved forward economic indicators resulted in the release of provision expense in the prior year. The allowance as a percentage of total loans was 1.13% as of June 30, 2025, 1.13% as of December 31, 2024, and 1.04% as of June 30, 2024.

Other income decreased by $76,000, or 1.7%, and $458,000, or 5.2%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The primary reasons for the decrease were related to losses on security transactions and earnings on bank-owned life insurance coupled with lesser decreases in trust and investment services income and gains on the sale of mortgages.

Total operating expenses increased by $645,000, or 4.8%, and $1,419,000, or 5.3%, for the three and six months ended June 30, 2025, compared to the same periods in 2024. Salary and benefit expenses, which make up the largest portion of operating expenses, did not change materially since the prior year. Other operating expenses outside of salaries and benefits increased due to expanded investments and initiatives in technology, increased occupancy and equipment costs, some residual core conversion expenses, and increases in fraud expenses related to losses on customer deposit accounts.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. ROA and ROE increased for the quarter and year-to-date period ended June 30, 2025 compared to the same periods in the prior year due to increased earnings.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Return on Average Assets	1.06%	0.87%	0.93%	0.84%
Return on Average Equity	17.24%	14.45%	15.15%	13.93%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income

●	Provision for credit losses

●	Other income

●	Operating expenses

●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2025, NII generated 80.0% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 75.8% for the first six months of 2024. This increase is a result of higher levels of NII and slightly lower levels of non-interest income in the first six months of 2025 resulting in NII contributing to a larger portion of total revenue. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $106,000 for the three months ended June 30, 2025, and $213,000 for the six months ended June 30, 2025, compared to $131,000 and $272,000 for the same periods in 2024.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Total interest income	26,416	22,429	51,981	44,000
Total interest expense	9,412	8,435	18,789	16,634

Net interest income	17,004	13,994	33,192	27,366
Tax equivalent adjustment	106	131	213	272

Net interest income (fully taxable equivalent)	17,110	14,125	33,405	27,638

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities

●	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. During the first six months of 2025, asset yields increased due to a higher interest rate environment despite some variable rate assets repricing to lower rates with the several decreases in the Federal Reserve overnight rates. Liability costs decreased as the Corporation was able to reduce deposit costs during 2025. Market interest rates stabilized and moderated in 2025 but the Corporation still felt the lingering effects of the prior rate movements as customers continued to move funds to higher yielding deposit products. This was offset by lower rates on most deposit products. Higher market rates have helped the Corporation’s asset yields, and the discipline around lowering the cost of funds has enabled the Corporation to increase NIM. Management believes continued improvement will be dependent on the rate at which overnight interest rates change throughout the remainder of 2025.

The Corporation’s net interest margin increased to 3.16% for the quarter ended June 30, 2025, and 3.09% for the year-to-date period ended June 30, 2025, compared to 2.91% for the same quarter in 2024 and 2.86% for the year-to-date period. The Corporation’s NII on a fully taxable equivalent basis increased by $2,985,000, or 21.1%, for the three months ended June 30,2025, and $5,767,000, or 20.9%, for the six months ended June 30, 2025, compared to the same periods in 2024.

The Corporation’s overall cost of funds rose significantly throughout 2024 but moderated in the first half of 2025. Core deposit interest rates and time deposit rates have decreased over the past year. The Corporation also increased its reliance on brokered time deposits as part of an overall derivative strategy that caused higher costs on time deposits. These changes resulted in the total cost of deposits increasing by $433,000 for the quarter and $1,093,000, for the six months ended June 30, 2025, compared to the same periods in the prior year. The average balance of borrowings was higher for the first half of 2025 compared to 2024, and interest rates were higher, resulting in the total cost of borrowings increasing by $544,000, and $1,062,000, for the three and six months ended June 30, 2025, compared to the same periods in 2024.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	4	(202)	(198)	138	(464)	(326)

Securities available for sale:
Taxable	1,486	661	2,147	5,188	(866)	4,322
Tax-exempt	(40)	(26)	(66)	(19)	(107)	(126)
Total securities	1,446	635	2,081	5,169	(973)	4,196

Loans	553	1,465	2,018	4,643	(674)	3,969
Regulatory stock	40	21	61	176	(93)	83

Total interest income	2,043	1,919	3,962	10,126	(2,204)	7,922

INTEREST EXPENSE

Deposits:
Demand deposits	387	(369)	18	1,505	(1,520)	(15)
Savings deposits	(1)	-	(1)	(1)	(4)	(5)
Time deposits	284	132	416	1,467	(354)	1,113
Total deposits	670	(237)	433	2,971	(1,878)	1,093

Borrowings:
Total borrowings	388	156	544	1,583	(521)	1,062

Total interest expense	1,058	(81)	977	4,554	(2,399)	2,155

NET INTEREST INCOME	985	2,000	2,985	5,572	195	5,767

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table shows a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2025			2024
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	52,248	409	3.14	49,120	607	4.97

Securities available for sale:
Taxable	507,374	5,152	4.06	346,506	3,005	3.47
Tax-exempt	139,639	677	1.94	150,472	743	1.98
Total securities (d)	647,013	5,829	3.60	496,978	3,748	3.02

Loans (a)	1,455,562	20,050	5.51	1,383,932	18,032	5.22

Regulatory stock	10,959	234	8.55	8,644	173	8.01

Total interest earning assets	2,165,782	26,522	4.90	1,938,674	22,560	4.66

Non-interest earning assets (d)	42,881			51,678

Total assets	2,208,663			1,990,352

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	549,835	3,445	2.51	484,259	3,427	2.85
Savings deposits	286,460	71	0.10	290,744	72	0.10
Time deposits	430,094	4,022	3.75	343,525	3,606	4.22
Borrowed funds	176,445	1,874	4.26	133,442	1,330	4.01
Total interest bearing liabilities	1,442,834	9,412	2.62	1,251,970	8,435	2.71

Non-interest bearing liabilities:

Demand deposits	617,774			605,982
Other	12,921			12,303

Total liabilities	2,073,529			1,870,255

Stockholders’ equity	135,134			120,097

Total liabilities & stockholders’ equity	2,208,663			1,990,352

Net interest income (FTE)		17,110			14,125

Net interest spread (b)			2.28			1.95

Effect of non-interest bearing deposits			0.88			0.96
Net yield on interest earning assets (c)			3.16			2.91

(a)	Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter-to-date average balances include net deferred loan costs of $1,790 as of June 30, 2025, and $2,053 as of June 30, 2024. Such fees and costs recognized through income and included in the interest amounts totaled ($62) in 2025, and ($72) in 2024.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing NII (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2025			2024
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	46,687	624	2.70	41,526	951	4.60

Securities available for sale:
Taxable	510,525	10,348	4.03	349,640	6,026	3.43
Tax-exempt	141,734	1,382	1.95	151,945	1,507	1.98
Total securities (d)	652,259	11,730	3.60	501,585	7,533	3.00

Loans (a)	1,445,993	39,413	5.46	1,377,705	35,444	5.15

Regulatory stock	10,885	427	7.85	8,620	344	7.99

Total interest earning assets	2,155,824	52,194	4.84	1,929,436	44,272	4.60

Non-interest earning assets (d)	42,551			50,654

Total assets	2,198,375			1,980,090

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	541,688	6,694	2.49	478,429	6,708	2.82
Savings deposits	285,764	141	0.10	296,379	147	0.10
Time deposits	426,665	8,194	3.87	341,842	7,081	4.17
Borrowed funds	178,672	3,760	4.24	136,517	2,698	3.98
Total interest bearing liabilities	1,432,789	18,789	2.64	1,253,167	16,634	2.67

Non-interest bearing liabilities:

Demand deposits	617,740			595,112
Other	13,101			12,604

Total liabilities	2,063,630			1,860,883

Stockholders’ equity	134,745			119,207

Total liabilities & stockholders’ equity	2,198,375			1,980,090

Net interest income (FTE)		33,405			27,638

Net interest spread (b)			2.20			1.93

Effect of non-interest bearing deposits			0.89			0.93
Net yield on interest earning assets (c)			3.09			2.86

(a)	Includes balances of nonaccrual loans and the recognition of any related interest income. The year-to-date average balances include net deferred loan costs of $1,781 as of June 30, 2025, and $2,119 as of June 30, 2024. Such fees and costs recognized through income and included in the interest amounts totaled ($48) in 2025, and ($138) in 2024.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities increased by $150.0 million, or 30.2%, for the three months ended June 30, 2025, and $150.7 million, or 30.0%, for the six months ended June 30, 2025, compared to the same periods in 2024. This increase was related to a strategic decision to add investments during the last six months of 2024 in order to generate higher earnings with no overhead costs while offsetting interest rate risk with off-balance sheet derivative products. The tax equivalent yield on investments increased by 58 basis points for the quarter-to-date and 60 basis points for the year-to-date period when comparing both years. Interest income on securities increased by $2,082,000, or 55.5%, and $4,197,000, or 55.7%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year.

Average balances on loans increased by $71.6 million, or 5.2%, for the three months ended June 30, 2025, and $68.3 million, or 5.0%, for the six months ended June 30, 2025, compared to the same periods in the prior year. Loan yields increased by 29 basis points for the quarter, and 31 basis points for the year-to-date period and loan interest income increased by $2,018,000, or 11.2%, and $3,969,000, or 11.2%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $147.9 million, or 13.2%, and $137.5 million, or 12.3%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The average balance of interest-bearing demand deposits increased by $65.6 million, or 13.5%, and $63.3 million, or 13.2%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The average balance of savings accounts decreased by $4.3 million, or 1.5%, and $10.6 million, or 3.6%, for the three and six months ended June 30, 2025. The average balance of savings accounts decreased as funds moved into higher-yielding time deposit accounts. Time deposit balances increased by $86.6 million, or 25.2%, and $84.8 million, or 24.8%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year driven by the movement of funds into higher-yielding accounts discussed above. In addition, the Corporation had more brokered time deposits at June 30, 2025, compared to June 30, 2024, as this was the primary source of funding to grow investments as part of a derivative strategy. Brokered time deposits increased by $58.0 million, or 148.6%, during this timeframe. The interest rate paid on all interest-bearing deposits decreased from the prior year with the rate on interst-bearing demand deposits decreasing 33 basis points, the rate on savings accounts remaining the same, and the rate on time deposits decreasing 30 basis points for the year-to-date period. The combination of these changes resulted in an increase in interest expense on deposits of $434,000, for the three months ended June 30,2025, and $1,095,000, for the six months ended June 30, 2025, compared to the same periods in 2024.

The Corporation’s average balance on borrowed funds increased by $43.0 million, or 32.2%, for the three months ended June 30, 2025, and $42.2 million, or 30.9%, for the six months ended June 30, 2025, compared to the same periods in 2024. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Corporation. The rate paid on borrowed funds increased by 25 and 26 basis points for the three and six months ended June 30, 2025, compared to the same periods in the prior year.

For the three months ended June 30, 2025, the net interest spread increased by 33 basis points to 2.28%, compared to 1.95% for the three months ended June 30, 2024. For the six months ended June 30, 2025, the net interest spread increased by 27 basis points to 2.20%, compared to 1.93% for the six months ended June 30, 2024. The effect of non-interest bearing funds decreased to 88 basis points for the three months ended June 30, 2025, from 96 basis points for the three months ended June 30, 2024, and decreased to 89 basis points from 93 basis points for the six months ended June 30, 2025, compared to the same periods in 2024. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the second quarter of 2025 was 3.16%, compared to 2.91% for the second quarter of 2024. For the year-to-date period, the Corporation’s NIM was 3.09%, compared to 2.86% for the same period in 2024.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $491,000 for credit losses related to loans, a provision expense of $121,000 for unfunded commitments, and $0 related to available-for-sale securities for the first six months of 2025, compared to a release of provision expense of $817,000 related to loans, $34,000 for unfunded commitments, and $0 related to available-for-sale securities for the six months ended June 30, 2024. As of June 30, 2025, the allowance as a percentage of total loans was 1.13%, compared to 1.04% at June 30, 2024. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2025 was $4,325,000, a decrease of $76,000, or 1.7%, compared to the $4,401,000 earned during the second quarter of 2024. Other income for the year-to-date period was $8,289,000, a decrease of $458,000, or 5.2% from the year-to-date period in 2024. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Trust and investment services	787	727	60	8.3
Service fees	1,349	1,438	(89)	(6.2)
Commissions	1,014	1,005	9	0.9
Net losses on debt and equity securities	48	30	18	60.0
Gains on sale of mortgages	391	478	(87)	(18.2)
Earnings on bank owned life insurance	282	407	(125)	(30.7)
Other miscellaneous income	454	316	138	43.7

Total other income	4,325	4,401	(76)	(1.7)

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Trust and investment services	1,651	1,810	(159)	(8.8)
Service fees	2,704	2,799	(95)	(3.4)
Commissions	2,026	2,022	4	0.2
Net gains (losses) on debt and equity securities	(285)	(228)	(57)	25.0
Gains on sale of mortgages	830	1,022	(192)	(18.8)
Earnings on bank owned life insurance	553	700	(147)	(21.0)
Other miscellaneous income	810	622	188	30.2

Total other income	8,289	8,747	(458)	(5.2)

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Trust and investment services income increased by $60,000, or 8.3%, for the quarter but decreased $159,000, or 8.8% year-to-date as a result of the gain on sale of a limited number of trust assets sold in the first half of 2024. Service fees and commissions remained relatively flat from the prior year. The Corporation incurred $48,000 of net gains on debt and equity securities in the second quarter of 2025 compared to $30,000 in the second quarter of 2024. For the year-to-date period, the Corporation incurred $285,000 of losses on debt and equity securities compared to losses of $228,000 for the year-to-date period in 2024, as a result of strategic sales of debt securities to fund higher yielding loan growth. Mortgage gains decreased by $87,000, or 18.2%, and $192,000, or 18.8%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year. This was primarily a result of compressed margins and the Corporation selling the permanent financing for construction loans with points that were recorded as income in the prior year. Earnings on bank owned life insurance were lower by $125,000, or 30.7%, and $147,000, or 21.0%, for the three and six months ended June 30, 2025, compared to the same period in the prior year. This decrease was due to a death benefit received in 2024. Other miscellaneous income increased by $138,000, or 43.7%, and $188,000, or 30.2%, for the three and six months ended June 30, 2025, compared to the prior year as a result of sales tax refunds received in the second quarter of 2025.

Operating Expenses

Operating expenses for the second quarter of 2025 were $14,013,000, an increase of $645,000, or 4.8%, compared to the $13,368,000 for the second quarter of 2024. For the year-to-date period ended June 30, 2025, operating expenses totaled $28,381,000, an increase of $1,419,000, or 5.3%, compared to the same period in 2024. The following tables detail the categories that comprise operating expenses.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,357	8,339	18	0.2
Occupancy expenses	873	806	67	8.3
Equipment expenses	324	350	(26)	(7.4)
Advertising & marketing expenses	375	204	171	83.8
Computer software & data processing expenses	1,781	1,467	314	21.4
Bank shares tax	382	357	25	7.0
Professional services	811	825	(14)	(1.7)
Other operating expenses	1,110	1,020	90	8.8
Total Operating Expenses	14,013	13,368	645	4.8

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	16,637	16,674	(37)	(0.2)
Occupancy expenses	1,782	1,663	119	7.2
Equipment expenses	710	653	57	8.7
Advertising & marketing expenses	742	445	297	66.7
Computer software & data processing expenses	3,600	3,169	431	13.6
Bank shares tax	743	714	29	4.1
Professional services	1,654	1,536	118	7.7
Other operating expenses	2,513	2,108	405	19.2
Total Operating Expenses	28,381	26,962	1,419	5.3

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the second quarter of 2025, salaries and benefits increased $18,000, or 0.2%, and for the six months ended June 30, 2025, salaries and benefits decreased $37,000, or 0.2%, compared to the same periods in 2024. Occupancy and equipment costs were higher by a combined total of $41,000, or 3.5%, and $176,000, or 7.6%, for the three and six months ended June 30, 2025, compared to the prior year as result of costs associated with new lease expense and higher equipment costs. Advertising and marketing expenses were higher by $171,000, or 83.8%, and $297,000, or 66.7%, for the three and six months ended June 30, 2025, compared to the prior year. This increase was primarily related to advertising and media production costs as the Corporation continues to pursue marketing opportunities in the communities it serves. Computer software and data processing expenses increased by $314,000, or 21.4%, and $431,000, or 13.6%, for the three and six months ended June 30, 2025, compared to the same periods in the previous year as a result of higher costs associated with the new core system as well as other technology initiatives. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased marginally from 2024 to 2025. Professional services costs decreased by $14,000, or 1.7%, and increased by $118,000, or 7.7%, for the quarter and year-to-date periods. The year-to-date increase is primarily related to higher legal fees as well as increased costs for other outside services. Other operating expenses increased by $90,000, or 8.8%, and $405,000, or 19.2%, for the three and six months ended June 30, 2025, compared to the same periods in the prior year due largely to higher FDIC insurance costs, checking account charge-off costs, and an increased level of fraud-related charge-offs.

Income Taxes

Federal income tax expense was $1,380,000 for the second quarter of 2025 compared to $920,000 for the same period in 2024. For the six months ended June 30, 2025, the Corporation recorded Federal income tax expense of $2,362,000, compared to $1,747,000 for the six months ended June 30, 2024. The effective tax rate for the Corporation was 18.9% for the six months ended June 30, 2025, and 17.5% for the six months ended June 30, 2024. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2025, the Corporation had $592.1 million of debt securities available for sale, which accounted for 26.6% of assets, compared to 27.8% as of December 31, 2024, and 21.6% as of June 30, 2024. Based on ending balances, the debt securities portfolio increased 35.3% from June 30, 2024, and decreased 3.9% from December 31, 2024.

The debt securities portfolio was showing a net unrealized loss of $42,485,000 as of June 30, 2025, compared to $47,248,000 as of December 31, 2024, and $43,659,000 as of June 30, 2024. The valuation of the Corporation’s debt securities portfolio is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury and U.S. government agency sectors decreased $7.1 million during the first six months of 2025 due to the maturity of bonds in the first half of the year. These sectors represent safe credits, but generally carry a lower yield due to the investments made in 2020 and 2021 when rates were lower.

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

The portfolio of non-agency MBS and CMO securities stood at $150.6 million as of June 30, 2025, or 25.4% of the total portfolio. This sector better structures the portfolio to achieve higher yields and shortens the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $145.2 million at December 31, 2024.

The Corporation’s asset-backed securities declined slightly by $1.4 million, or 2.4%, from December 31, 2024, to June 30, 2025. Many of the bonds in this sector generate regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current higher rate environment, they have added to the overall yield increase for the portfolio.

As of June 30, 2025, the fair value of the Corporation’s corporate bonds decreased by $7.9 million, or 14.8%, from balances at December 31, 2024. This decrease was due to two bonds maturing and several bonds being sold during the first six months of 2025. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $13.0 million, or 7.3%, in the first six months of 2025, primarily due to the sale of a number of these bonds. Municipal bonds represented 27.5% of the securities portfolio as of June 30, 2025 and 28.5% as of December 31, 2024.

Loans

Net loans outstanding increased by 5.6%, to $1,446.7 million at June 30, 2025, from $1,369.7 million at June 30, 2024. Net loans increased by 2.5%, an annualized rate of 5.0%, from $1,411.1 million at December 31, 2024. The following table shows the composition of the loan portfolio as of June 30, 2025 and December 31, 2024.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30, 2025		December 31, 2024
	$	%	$	%

Agriculture	294,020	20.1	289,284	20.3
Business Loans	367,194	25.1	360,805	25.3
Consumer	6,332	0.4	6,603	0.5
Home Equity	130,971	9.0	118,329	8.3
Non-Owner Occupied CRE	164,667	11.3	136,298	9.6
Residential Real Estate (a)	498,319	34.1	514,120	36.0

Total loans	1,461,503	100	1,425,439	100
Less:
Deferred loan costs, net	1,756		1,830
Allowance for credit losses	(16,543)		(16,122)
Total net loans	1,446,716		1,411,147

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $360,378 as of June 30, 2025 and $342,640 as of December 31, 2024.

There was marginal growth in the loan portfolio since December 31, 2024. Agriculture loans, business loans, home equity loans, and non-owner occupied CRE loans grew since December 31, 2024, while the other categories of loans decreased minimally.

The agriculture loan segment increased $4,736,000, or 1.6%, the business loan segment increased $6,389,000, or 1.8%, the consumer loan segment decreased $271,000, or 4.1%, the home equity segment increased $12,642,000, or 10.7%, the non-owner occupied CRE segment increased $28,369,000, or 20.8%, and the residential real estate segment decreased $15,801,000, or 3.1% from balances at December 31, 2024. The agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

In the first half of 2025, mortgage production decreased 41.3% compared to the first half of 2024.  Purchase money origination constituted 97.8% of the Corporation’s mortgage originations for the six months ended June 30, 2025.  The held-for-investment production is 55.8% of total originations with construction-only and construction-permanent loans making up 56.1% of the total held-for-investment production.  As of June 30, 2025, adjustable-rate mortgage balances were $327.0 million, representing 65.6% of the 1-4 family residential loan portfolio of the Corporation.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans

●	Loans past due 90 days or more and still accruing

●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2025	2024	2024
	$	$	$

Nonaccrual loans	10,178	11,887	3,588
Loans past due 90 days or more and still accruing	99	-	781
Total non-performing loans	10,277	11,887	4,369

Other real estate owned	989	-	-

Total non-performing assets	11,266	11,887	4,369

Non-performing assets to net loans	0.78%	0.83%	0.32%

The total balance of non-performing loans increased by $5,908,000, or 135.2%, over balances at June 30, 2024, and decreased $1,610,000, or 13.5%, from balances at December 31, 2024. The increase from June 30, 2024 was due to the addition of a number of unrelated relationships experiencing payment defaults. The decrease from December 31, 2024 was mostly due to the payoff of one residential loan and another residential loan that was paid current. Non-accrual loans increased by $6,590,000, or 183.6%, since June 30, 2024, and decreased $1,709,000, or 14.4%, since December 31, 2024. One $99,000 residential loan was past due exactly 90 days and still accruing interest at June 30, 2025 and was subsequently placed on nonaccrual. No loans were past due 90 days and still accruing at December 31, 2024, compared to $781,000 at June 30, 2024. The primary reason for the increase in non-accrual loans from June 30, 2024 was the addition of a commercial loan relationship with balances of $3.5 million, another unrelated commercial loan in the amount of $314,000, three unrelated residential mortgage loans in the amount of $1.0 million, and two unrelated agriculture mortgages in the amount of $1.4 million. While non-performing asset balances have increased as of June 30, 2025 when compared to the prior year, the non-performing asset balances have decreased since December 31, 2024 and the Corporation’s total level of non-performing assets is in line with its peer group.

There was one other real estate owned (OREO) property in the amount of $989,000 as of June 30, 2025. There were no other real estate owned (OREO) properties at December 31, 2024, or June 30, 2024.

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on total loans. Management reviews the adequacy of the ACL on a quarterly basis.  The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Corporation measures expected credit losses for loans on a pooled basis when similar risk characteristics exist.  Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending policies and procedures, loan portfolio trends, lending management experience, asset quality, loan review, underlying collateral, and credit concentrations. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. Based on the quarterly calculation, management will adjust the ACL through the provision for credit losses as necessary.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong and disciplined credit and collateral policies and practices have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of June 30, 2025 and June 30, 2024.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	June 30,	June 30,
	2025	2024
	$	$

Loans charged-off:
Agriculture	-	-
Business Loans	-	-
Consumer Loans	34	36
Home Equity	3	-
Non-Owner Occupied CRE	-	-
Residential Real Estate	84	-
Total loans charged-off	121	36

Recoveries of loans previously charged-off
Agriculture	25	-
Business Loans	3	3
Consumer Loans	23	13
Home Equity	-	-
Non-Owner Occupied CRE	-	-
Residential Real Estate	-	-
Total recoveries	51	16

Net charge-offs (recoveries)
Agriculture	(25)	-
Business Loans	(3)	(3)
Consumer Loans	11	23
Home Equity	3	-
Non-Owner Occupied CRE	-	-
Residential Real Estate	84	-
Total net charge-offs	70	20

The Corporation has historically experienced very low net charge-off percentages due to disciplined credit practices. As of June 30, 2025, there were $121,000 in charge-offs and $51,000 of recoveries, representing a net charge-off position of $70,000 as shown above. As of June 30, 2024, there were $36,000 in charge-offs and $16,000 in recoveries, representing a net charge-off position of $20,000.

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

The Corporation’s level of classified loans was $35.1 million on June 30, 2025, compared to $18.3 million on June 30, 2024. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Deposits

The Corporation’s total ending deposits at June 30, 2025, increased by $6.1 million, or 0.3%, from December 31, 2024, and $142.2 million, or 8.1%, from June 30, 2024. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed since June 30, 2024, as there is a stronger reliance on brokered time deposits related to the Corporation’s derivative strategy implemented in the last six months of 2024. Since June 30, 2024, there has been a $5.4 million, or 0.9% increase in non-interest bearing demand deposit accounts, a $35.5 million, or 10.5% increase in interest bearing demand balances, a $10.0 million, or 6.4% increase in money market account balances, a $1.1 million, or 0.4% increase in savings account balances, and a $90.1 million, or 26.0% increase in time deposit balances.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The increase in time deposit balances was partially the result of issuing brokered certificates of deposit in order to fund a leverage strategy coupled with available-for-sale investment securities purchases and interest rate swaps. Brokered CDs grew $58.0 million, from $39.0 million at June 30, 2024, to $97.0 million as of June 30, 2025. The remaining increase in time deposit balances was a result of the increased rate environment and offering promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of June 30, 2025 and 2024, the total uninsured deposits of the Corporation were approximately $214,934,000 and $212,540,000, respectively or 11.3% and 12.1%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2025, December 31, 2024, and June 30, 2024.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2025	2024	2024
	$	$	$

Non-interest bearing demand	628,757	631,711	623,348
Interest bearing demand	375,556	384,236	340,007
Money market deposit accounts	166,909	162,514	156,909
Savings accounts	288,492	280,526	287,372
Time deposits	436,812	431,456	346,734
Total deposits	1,896,526	1,890,443	1,754,370

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided

●	Current rates paid on deposits relative to competitor rates

●	Level of and perceived direction of interest rates

●	Financial condition and perceived safety of the institution

●	Possible risks associated with other investment opportunities

●	Level of fees on deposit products

Borrowings

Total borrowings were $175.6 million, $183.5 million, and $132.0 million as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60.0 million as of June 30, 2025 and December 31, 2024. There were no short-term borrowings as of June 30, 2024. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Total long-term borrowings, borrowings initiated for terms longer than one year, were $75.8 million as of June 30, 2025, $83.8 million as of December 31, 2024, and $92.3 million as of June 30, 2024, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $719.1 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of June 30, 2025, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of June 30, 2025, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2025	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.8%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.2%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.2%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.6%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.5%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of June 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	N/A	N/A
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.5%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.5%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.9%	N/A	N/A
Bank	9.6%	4.0%	5.0%

As of June 30, 2025, the Bank’s Tier 1 Leverage Ratio stood at 9.3% while the Corporation’s Tier 1 Leverage Ratio was 7.7%. Tier 1 Capital at the Corporation level was not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2025
$
Commitments to extend credit:
Revolving home equity	273,826
1-4 family residential contruction loans	20,209
Commercial real estate, other construction and land development loans	41,725
Commercial and industrial loans	100,031
Other	139,740
Standby letters of credit	14,351
Total	589,882

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2025, the Corporation was in the low-risk range for all of the above measurements except for two ratios that fell in the moderate-risk range: reliance on wholesale funding and the investment securities to assets ratio. Both of these ratios were impacted by the derivative strategy undertaken in 2024 to leverage the balance sheet through wholesale borrowings and investment securities with off-balance sheet interest rate swaps. While this placed the Corporation in the moderate-risk range for the ratios mentioned above, the strategy was analyzed extensively and the risk measured.

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

ENB FINANCIAL CORP

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to change immediately, the Corporation would realize less net interest income in all down rate scenarios and an increase in net interest income in all up rate scenarios. This is due to the ability of the Corporation to immediately achieve higher interest earnings on interest-earning assets while having the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This generally results in an increase in net interest income in the rising rate scenarios, but a decline in net interest income in the declining rate scenarios.

The second quarter 2025 analysis projects net interest income expected in the nine rate scenarios over a one-year time horizon. As of June 30, 2025, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same nine scenarios mentioned above. As of June 30, 2025, the Corporation was within guidelines for all rate scenarios except the down 300 and 400 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down 300 and 35% for the down 400 basis point scenarios and actual projected results show a valuation decline of 44.0% and 63.4%, respectively. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 or 400 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2025, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2025

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Other than as noted below, there have been no material changes in risk factors applicable to the Corporation from those disclosed in “Risk Factors” in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2025.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2025	—	—	—	200,000
May 2025	—	—	—	200,000
June 2025	—	—	—	200,000

Total	—

*	On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of June 30, 2025, no shares had been purchased under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2023.)
10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 28, 2025.)
10.8	Amendment to the Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on April 28, 2025.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data Files
104	Cover Page Interactive Data File

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 14, 2025	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 14, 2025	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer