Form 10-Q
period 2025-09-30
ENB Financial Corp
filed 2025-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2025, the registrant had 5,698,959 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2025

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2025	2024	2024
	$	$	$
ASSETS
Cash and due from banks	8,049	7,794	5,669
Interest-bearing deposits in other banks	40,351	61,115	62,048
Total cash and cash equivalents	48,400	68,909	67,717
Securities available for sale (at fair value, net of allowance for credit losses of $0)	590,368	616,430	517,801
Equity securities (at fair value)	9,575	9,710	9,851
Loans held for sale	1,250	3,996	1,994
Loans (net of unearned income)	1,482,275	1,427,269	1,410,511
Less: Allowance for credit losses	16,637	16,122	14,742
Net loans	1,465,638	1,411,147	1,395,769
Premises and equipment	31,182	27,897	28,116
Regulatory stock	10,867	10,789	8,468
Bank owned life insurance	36,758	36,014	35,769
Other assets	28,553	34,939	26,986
Total assets	2,222,591	2,219,831	2,092,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	623,270	631,711	599,025
Interest-bearing	1,261,479	1,258,732	1,216,390
Total deposits	1,884,749	1,890,443	1,815,415
Short-term borrowings	60,000	60,000	—
Long-term debt	70,822	83,822	87,822
Subordinated debt	39,836	39,716	39,676
Other liabilities	15,196	14,866	14,399
Total liabilities	2,070,603	2,088,847	1,957,312
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,696,191 as of 9/30/25, 5,655,270 as of 12/31/24, and,5,640,530 as of 9/30/24	574	574	574
Capital surplus	3,989	3,957	3,994
Retained earnings	174,990	162,006	159,296
Accumulated other comprehensive loss, net of tax	(26,843)	(34,143)	(27,047)
Less: Treasury stock cost on 42,923 shares as of 9/30/25,83,844 shares as of 12/31/24 and 98,584 as of 9/30/24	(722)	(1,410)	(1,658)
Total stockholders' equity	151,988	130,984	135,159
Total liabilities and stockholders' equity	2,222,591	2,219,831	2,092,471

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	20,676	18,644	59,940	53,899
Interest on securities available for sale
Taxable	5,131	3,031	15,239	8,771
Tax-exempt	643	701	1,960	2,126
Interest on deposits at other banks	242	809	867	1,759
Dividend income	373	321	1,040	951
Total interest and dividend income	27,065	23,506	79,046	67,506
Interest expense:
Interest on deposits	7,649	8,017	22,678	21,953
Interest on borrowings	1,841	1,319	5,601	4,017
Total interest expense	9,490	9,336	28,279	25,970
Net interest income	17,575	14,170	50,767	41,536
Provision (release) for credit losses	20	497	632	(354)
Net interest income after provision (release) for credit losses	17,555	13,673	50,135	41,890
Other income:
Trust and investment services income	826	794	2,477	2,604
Service fees	1,598	1,532	4,302	4,331
Commissions	1,036	1,039	3,062	3,061
Losses on the sale of debt securities, net	—	—	(307)	(91)
Gains on equity securities, net	63	211	85	74
Gains on sale of mortgages	506	369	1,336	1,391
Earnings on bank-owned life insurance	294	279	847	979
Other income	641	315	1,451	937
Total other income	4,964	4,539	13,253	13,286
Operating expenses:
Salaries and employee benefits	8,955	8,644	25,592	25,318
Occupancy	908	830	2,690	2,493
Equipment	421	311	1,131	964
Advertising & marketing	267	371	1,009	816
Computer software & data processing	1,739	1,550	5,339	4,718
Shares tax	412	316	1,155	1,030
Professional services	912	831	2,566	2,395
Other expense	1,567	1,271	4,080	3,352
Total operating expenses	15,181	14,124	43,562	41,086
Income before income taxes	7,338	4,088	19,826	14,090
Provision for federal income taxes	1,419	752	3,781	2,499
Net income	5,919	3,336	16,045	11,591
Earnings per share of common stock	1.04	0.59	2.83	2.05
Cash dividends paid per share	0.18	0.17	0.54	0.51
Weighted average shares outstanding	5,684,176	5,658,537	5,670,176	5,663,072

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Net income	5,919	3,336	16,045	11,591
Other comprehensive income, net of tax:
Securities available for sale not other-than-temporarily impaired:
Unrealized gains arising during the period	9,756	9,423	14,213	9,159
Income tax effect	(2,049)	(1,979)	(2,986)	(1,923)
	7,707	7,444	11,227	7,236
Reclassification adjustment for losses included in net income	—	—	307	91
Income tax effect	—	—	(64)	(19)
	—	—	243	72
Derivative and hedging activities adjustment:
Changes in unrealized holding gain on derivatives	(379)	—	(5,140)	—
Income tax effect	46	—	970	—
	(333)	—	(4,170)	—
Other comprehensive income, net of tax	7,374	7,444	7,300	7,308
Comprehensive Income	13,293	10,780	23,345	18,899

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2023	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	3,941	—	—	3,941
Other comprehensive loss net of tax	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	17	—	—	—	17
Treasury stock purchased - 15,699 shares	—	—	—	—	(228)	(228)
Treasury stock issued - 18,662 shares	—	(53)	—	—	322	269
Cash dividends paid, $0.17 per share	—	—	(964)	—	—	(964)
Balances, March 31, 2024	574	4,036	153,573	(35,111)	(1,139)	121,933
Net income	—	—	4,314	—	—	4,314
Other comprehensive income net of tax	—	—	—	620	—	620
Stock-based compensation expense	—	14	—	—	—	14
Treasury stock purchased - 15,000 shares	—	—	—	—	(223)	(223)
Treasury stock issued - 19,036 shares	—	(49)	—	—	320	271
Cash dividends paid, $0.17 per share	—	—	(963)	—	—	(963)
Balances, June 30, 2024	574	4,001	156,924	(34,491)	(1,042)	125,966
Net income	—	—	3,336	—	—	3,336
Other comprehensive income net of tax	—	—	—	7,444	—	7,444
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock purchased - 51,470 shares	—	—	—	—	(867)	(867)
Treasury stock issued - 14,947 shares	—	(22)	—	—	251	229
Cash dividends paid, $0.17 per share	—	—	(964)	—		(964)
Balances, September 30, 2024	574	3,994	159,296	(27,047)	(1,658)	135,159

Balances, December 31, 2024	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376
Net income	—	—	5,810	—	—	5,810
Other comprehensive loss net of tax	—	—	—	(932)	—	(932)
Stock-based compensation expense	—	18	—	—	—	18
Treasury stock issued - 14,419 shares	—	(13)	—	—	243	230
Cash dividends paid, $0.18 per share	—	—	(1,020)	—	—	(1,020)
Balances, June 30, 2025	574	3,966	170,094	(34,217)	(935)	139,482
Net income	—	—	5,919	—	—	5,919
Other comprehensive income net of tax	—	—	—	7,374	—	7,374
Stock-based compensation expense	—	11	—	—	—	11
Treasury stock issued - 12,705 shares	—	12	—	—	213	225
Cash dividends paid, $0.18 per share	—	—	(1,023)	—	—	(1,023)
Balances, September 30, 2025	574	3,989	174,990	(26,843)	(722)	151,988

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
	$	$
Cash flows from operating activities:
Net income	16,045	11,591
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	412	3,202
Increase in interest receivable	(14)	(1,225)
Increase in interest payable	26	889
Provision (release) for credit losses	632	(354)
Losses on the sale of debt securities, net	307	91
Gains on equity securities, net	(85)	(74)
Gains on sale of mortgages	(1,336)	(1,391)
Loans originated for sale	(36,449)	(46,287)
Proceeds from sales of loans	40,531	46,036
Earnings on bank-owned life insurance	(847)	(979)
Gain on sale of other real estate owned	(101)	—
Depreciation of premises and equipment and amortization of software	1,629	1,569
Deferred income tax	1,064	259
Amortization of deferred fees on subordinated debt	120	120
Stock-based compensation expense	44	46
Other assets and other liabilities, net	(1,591)	(644)
Net cash provided by operating activities	20,387	12,849

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	47,763	32,800
Proceeds from sales	12,246	5,019
Purchases	(19,993)	(88,900)
Equity securities
Proceeds from sales	553	331
Purchases	(332)	(657)
Proceeds from sale of other real estate owned	1,090	—
Purchase of regulatory bank stock	(696)	(551)
Redemptions of regulatory bank stock	618	623
Proceeds from bank-owned life insurance	—	740
Purchase of bank-owned life insurance	(5)	—
Net increase in loans	(56,266)	(50,672)
Purchases of premises and equipment, net	(4,611)	(4,104)
Purchase of computer software	(184)	(528)
Net cash used for investing activities	(19,817)	(105,899)
Cash flows from financing activities:
Net (decrease) increase in demand and savings accounts	(18,962)	1,254
Net increase in time deposits	13,268	87,363
Repayments of long-term debt	(13,000)	(13,406)
Dividends paid	(3,061)	(2,891)
Proceeds from sale of treasury stock	676	769
Treasury stock purchased	—	(1,318)
Net cash (used for) provided by financing activities	(21,079)	71,771
Decrease in cash and cash equivalents	(20,509)	(21,279)
Cash and cash equivalents at beginning of period	68,909	88,996
Cash and cash equivalents at end of period	48,400	67,717
Supplemental disclosures of cash flow information:
Interest paid	28,253	25,082
Income taxes paid	3,170	2,300
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	14,519	10,155

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the third quarter of 2025, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at September 30, 2025 and December 31, 2024, are as follows:

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
September 30, 2025
U.S. treasuries	14,920	—	(878)	—	14,042
U.S. government agencies	16,400	—	(722)	—	15,678
U.S. agency mortgage-backed securities	34,508	48	(1,960)	—	32,596
U.S. agency collateralized mortgage obligations	110,473	512	(1,932)	—	109,053
Non-agency MBS/CMO	150,814	188	(2,751)	—	148,251
Asset-backed securities	55,166	62	(477)	—	54,751
Corporate bonds	48,489	13	(2,779)	—	45,723
Obligations of states and political subdivisions	192,326	—	(22,052)	—	170,274
Total securities available for sale	623,096	823	(33,551)	—	590,368

		Gross	Gross	Allowance
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2024
U.S. Treasuries	19,900	—	(1,438)	—	18,462
U.S. government agencies	19,400	—	(1,333)	—	18,067
U.S. agency mortgage-backed securities	38,000	—	(3,120)	—	34,880
U.S. agency collateralized mortgage obligations	116,272	—	(5,277)	—	110,995
Non-agency MBS/CMO	152,096	16	(6,901)	—	145,211
Asset-backed securities	57,543	123	(398)	—	57,268
Corporate bonds	57,423	—	(4,351)	—	53,072
Obligations of states and political subdivisions	203,044	—	(24,569)	—	178,475
Total securities available for sale	663,678	139	(47,387)	—	616,430

The amortized cost and fair value of securities available for sale at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	2,924	2,879
Due after one year through five years	92,441	88,406
Due after five years through ten years	75,705	68,190
Due after ten years	452,026	430,893
Total debt securities	623,096	590,368

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $129,133,000 and $110,232,000 at September 30, 2025, and December 31, 2024, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $119,047,000 at September 30, 2025, and $102,957,000 at December 31, 2024.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Proceeds from sales	—	—	12,246	5,019
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(307)	(91)

Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2025
U.S. Treasuries	—	—	14,042	(878)	14,042	(878)
U.S. government agencies	—	—	15,678	(722)	15,678	(722)
U.S. agency mortgage-backed securities	—	—	24,034	(1,960)	24,034	(1,960)
U.S. agency collateralized mortgage obligations	9,202	(44)	62,048	(1,888)	71,250	(1,932)
Non-Agency MBS/CMO	40,652	(392)	72,062	(2,359)	112,714	(2,751)
Asset-backed securities	15,953	(132)	27,502	(345)	43,455	(477)
Corporate bonds	—	—	45,210	(2,779)	45,210	(2,779)
Obligations of states & political subdivisions	—	—	170,242	(22,052)	170,242	(22,052)
Total unrealized losses on debt securities	65,807	(568)	430,818	(32,983)	496,625	(33,551)

UNREALIZED LOSSES ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2024
U.S. Treasuries	—	—	18,462	(1,438)	18,462	(1,438)
U.S. government agencies	—	—	18,067	(1,333)	18,067	(1,333)
U.S. agency mortgage-backed securities	—	—	34,880	(3,120)	34,880	(3,120)
U.S. agency collateralized mortgage obligations	93,239	(3,584)	17,756	(1,693)	110,995	(5,277)
Non-Agency MBS/CMO	107,316	(4,930)	33,606	(1,971)	140,922	(6,901)
Asset-backed securities	4,938	(39)	26,376	(359)	31,314	(398)
Corporate bonds	—	—	53,072	(4,351)	53,072	(4,351)
Obligations of states & political subdivisions	1,639	(400)	176,806	(24,169)	178,445	(24,569)
Total unrealized losses on debt securities	207,132	(8,953)	379,025	(38,434)	586,157	(47,387)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In the debt security portfolio there were 296 positions carrying unrealized losses as of September 30, 2025.

Management evaluates all of the Corporation’s securities for expected credit losses. No securities in the portfolio required an allowance for credit losses to be recorded in the first nine months of 2025 or 2024.

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

4.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2025 and December 31, 2024.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2025
CRA-qualified mutual funds	8,849	—	—	8,849
Bank stocks	784	15	(73)	726
Total equity securities	9,633	15	(73)	9,575

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2024
CRA-qualified mutual funds	8,517	—	—	8,517
Bank stocks	1,233	101	(141)	1,193
Total equity securities	9,750	101	(141)	9,710

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2025 and 2024, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2025 and 2024.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$

Net gains recognized in equity securities during the period	63	211	85	74

Less: Net gains realized on the sale of equity securities during the period	81	131	102	131

Unrealized (losses) gains recognized in equity securities held at reporting date	(18)	80	(17)	(57)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

5.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
	$	$

Agriculture	299,493	289,284
Business Loans	367,521	360,805
Consumer	5,983	6,603
Home Equity	139,673	118,329
Non-Owner Occupied Commercial Real Estate	171,386	136,298
Residential Real Estate (a)	496,123	514,120

Gross loans prior to deferred costs	1,480,179	1,425,439

Deferred loan costs, net	2,096	1,830
Allowance for credit losses	(16,637)	(16,122)
Total net loans	1,465,638	1,411,147

(a) Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $368,100 and $342,640 as of September 30, 2025 and December 31, 2024.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$296,089	$1,802	$—	$1,602	$3,404	$299,493
Business Loans	363,622	413	3,452	34	3,899	367,521
Consumer	5,948	17	18	—	35	5,983
Home Equity	138,704	750	—	219	969	139,673
Non-Owner Occupied CRE	170,638	—	—	748	748	171,386
Residential Real Estate	494,582	415	77	1,049	1,541	496,123
Total	$1,469,583	$3,397	$3,547	$3,652	$10,596	$1,480,179

	December 31, 2024
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$288,970	$—	$314	$—	$314	$289,284
Business Loans	358,207	2,531	—	67	2,598	360,805
Consumer	6,571	23	—	9	32	6,603
Home Equity	117,451	102	578	198	878	118,329
Non-Owner Occupied CRE	135,541	—	—	757	757	136,298
Residential Real Estate	510,882	808	23	2,407	3,238	514,120
Total	$1,417,622	$3,464	$915	$3,438	$7,817	$1,425,439

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of September 30, 2025 and December 31, 2024, (in thousands):

September 30, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due 90 Days or More	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,591	$314	$2,905	$—	$2,905
Business Loans	3,681	—	3,681	—	3,681
Consumer Loans	—	—	—	—	—
Home Equity	219	54	273	—	273
Non-Owner Occupied CRE	1,018	—	1,018	—	1,018
Residential Real Estate	1,376	604	1,980	—	1,980
Total	$8,885	$972	$9,857	$—	$9,857

December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due 90 Days or More	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,481	$—	$1,481	$—	$1,481
Business Loans	5,084	969	6,053	—	6,053
Consumer Loans	—	10	10	—	10
Home Equity	393	—	393	—	393
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,806	2,144	3,950	—	3,950
Total	$8,764	$3,123	$11,887	$—	$11,887

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of September 30, 2025 and December 31, 2024 (in thousands).

September 30, 2025
	Real Estate	Other	None	Total
Agriculture	$2,905	$—	$—	$2,905
Business Loans	2,915	766	—	3,681
Consumer Loans	—	—	—	—
Home Equity	273	—	—	273
Non-Owner Occupied CRE	1,018	—	—	1,018
Residential Real Estate	1,980	—	—	1,980
Total	$9,091	$766	$—	$9,857

December 31, 2024
	Real Estate	Other	None	Total
Agriculture	$1,481	$—	$—	$1,481
Business Loans	5,085	968	—	6,053
Consumer Loans	—	—	10	10
Home Equity	393	—	—	393
Non-Owner Occupied CRE	—	—	—	—
Residential Real Estate	3,950	—	—	3,950
Total	$10,909	$968	$10	$11,887

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of September 30, 2025 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$38,590	$25,594	$47,440	$35,878	$41,449	$67,062	$21,373	$—	$277,386
Special Mention	—	—	124	36	24	2,192	154	—	2,530
Substandard	3,072	723	1,798	1,429	7,519	2,951	2,085	—	19,577
Doubtful	—	—	—	—	—	—	—	—	—
Total	$41,662	$26,317	$49,362	$37,343	$48,992	$72,205	$23,612	$—	$299,493

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$49,185	$49,489	$43,036	$69,552	$45,828	$53,492	$42,472	$—	$353,054
Special Mention	—	—	—	782	—	2,222	126	—	3,130
Substandard	—	—	2,686	6,867	397	488	899	—	11,337
Doubtful	—	—	—	—	—	—	—	—	—
Total	$49,185	$49,489	$45,722	$77,201	$46,225	$56,202	$43,497	$—	$367,521

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$21,648	$10,513	$35,903	$36,786	$27,027	$30,290	$3,926	$—	$166,093
Special Mention	—	—	—	—	1,331		—	—	1,331
Substandard	—	—	373	—	—	3,089	500	—	3,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,648	$10,513	$36,276	$36,786	$28,358	$33,379	$4,426	$—	$171,386

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$109,423	$85,596	$126,379	$142,216	$114,304	$150,844	$67,771	$—	$796,533
Special Mention	—	—	124	818	1,355	4,414	280	—	6,991
Substandard	3,072	723	4,857	8,296	7,916	6,528	3,484	—	34,876
Doubtful	—	—	—	—	—	—	—	—	—
Total	$112,495	$86,319	$131,360	$151,330	$123,575	$161,786	$71,535	$—	$838,400

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2025 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,606	$1,111	$441	$165	$28	$1	$1,631	$—	$5,983
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,606	$1,111	$441	$165	$28	$1	$1,631	$—	$5,983

Consumer
Current period gross charge-offs	$—	$18	$13	$5	$—	$9	$—	$—	$45

Home equity
Payment Performance
Performing	$1,891	$1,597	$5,663	$12,582	$791	$1,555	$114,662	$659	$139,400
Nonperforming	—	—	—	—	—	54	219	—	273
Total	$1,891	$1,597	$5,663	$12,582	$791	$1,609	$114,881	$659	$139,673

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Residential Real Estate
Payment Performance
Performing	$33,206	$47,085	$95,625	$132,243	$92,963	$93,021	$—	$—	$494,143
Nonperforming	—	—	—	576	870	534	—	—	1,980
Total	$33,206	$47,085	$95,625	$132,819	$93,833	$93,555	$—	$—	$496,123

Residential Real Estate
Current period gross charge-offs	$—	$—	$84	$—	$—	$—	$—	$—	$84

Total
Payment Performance
Performing	$37,703	$49,793	$101,729	$144,990	$93,782	$94,577	$116,293	$659	$639,526
Nonperforming	—	—	—	576	870	588	219	—	2,253
Total	$37,703	$49,793	$101,729	$145,566	$94,652	$95,165	$116,512	$659	$641,779

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

September 30, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	4,159	—	—	(281)	3,878
Business Loans	2,804	—	2	71	2,877
Consumer Loans	324	(11)	3	72	388
Home Equity	2,905	—	—	(108)	2,797
Non-Owner Occupied CRE	1,247	—	—	169	1,416
Residential Real Estate	5,104	—	—	177	5,281

Total	$16,543	$(11)	$5	$100	$16,637

September 30, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	2,660	—	—	258	2,918
Business Loans	2,641	—	—	500	3,141
Consumer Loans	327	(19)	5	(5)	308
Home Equity	2,660	—	—	(113)	2,547
Non-Owner Occupied CRE	693	—	—	(26)	667
Residential Real Estate	5,358	—	—	(197)	5,161

Total	$14,339	$(19)	$5	$417	$14,742

During the three months ended September 30, 2025, management charged off $11,000 in loans while recovering $5,000 and added $100,000 to the provision for credit losses related to loans and a release of $80,000 in provision expense for off-balance sheet credit exposure for a net provision expense of $20,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

September 30, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,303	—	25	550	3,878
Business Loans	3,234	—	5	(362)	2,877
Consumer Loans	327	(45)	26	80	388
Home Equity	2,644	(3)	—	156	2,797
Non-Owner Occupied CRE	933	—	—	483	1,416
Residential Real Estate	5,681	(84)	—	(316)	5,281

Total	$16,122	$(132)	$56	$591	$16,637

September 30, 2024	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,106	—	—	(188)	2,918
Business Loans	2,684	—	5	452	3,141
Consumer Loans	355	(55)	16	(8)	308
Home Equity	2,341	—	—	206	2,547
Non-Owner Occupied CRE	818	—	—	(151)	667
Residential Real Estate	5,872	—	—	(711)	5,161

Total	$15,176	$(55)	$21	$(400)	$14,742

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

During the nine months ended September 30, 2025, management charged off $132,000 in loans while recovering $56,000 and adding $591,000 to the provision for credit losses related to loans and adding $41,000 to the provision for off-balance sheet credit exposure for a combined provision of $632,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of September 30, 2025:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2025:	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	66	—	—	21	—	37	124
Ending balance: collectively evaluated	3,813	2,876	387	2,776	1,416	5,245	16,513

Loans receivable:
Ending balance	299,493	367,521	5,983	139,673	171,386	496,123	1,480,179
Ending balance: individually evaluated	2,905	3,681	—	273	1,018	1,980	9,857
Ending balance: collectively evaluated	296,588	363,840	5,983	139,400	170,368	494,143	1,470,322

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

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty for the quarter ended September 30, 2025 or for the quarter ended September 30, 2024.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2025
	Level I	Level II	Level III	Total
	$	$	$	$

Assets
U.S. treasuries	14,042	—	—	14,042
U.S. government agencies	—	15,678	—	15,678
U.S. agency mortgage-backed securities	—	32,596	—	32,596
U.S. agency collateralized mortgage obligations	—	109,053	—	109,053
Non-agency MBS/CMO	—	148,251	—	148,251
Asset-backed securities	—	54,751	—	54,751
Corporate bonds	—	45,723	—	45,723
Obligations of states & political subdivisions	—	170,274	—	170,274
Equity securities	9,575	—	—	9,575
Total securities	23,617	576,326	—	599,943
Derivatives and hedging activities	—	538	—	538

Liabilities
Derivatives and hedging activities	—	1,749	—	1,749

On September 30, 2025, the Corporation held no securities valued using level III inputs. Most of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s U.S. Treasury bonds, CRA fund investments, and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. The Corporation’s hedging assets and liabilities are valued using level II inputs as there are quoted prices available and observable, but not necessarily quotes on identical instruments traded in active markets on a daily basis.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2025
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$9,733	$9,733
Total	$—	$—	$9,733	$9,733

	December 31, 2024
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Individually analyzed loans	$—	$—	$13,203	$13,203
Total	$—	$—	$13,203	$13,203

The Corporation had a total of $9,857,000 of individually analyzed loans as of September 30, 2025, with $124,000 of specific allocation against these loans and $13,976,000 of individually analyzed loans as of December 31, 2024, with $773,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2025
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	9,733	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2024
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Individually analyzed loans	13,203	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2025
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	48,400	48,400	48,400	—	—
Regulatory stock	10,867	10,867	10,867	—	—
Loans held for sale	1,250	1,250	1,250	—	—
Loans, net of allowance	1,465,638	1,455,653	—	—	1,455,653
Mortgage servicing assets	2,541	3,110	—	—	3,110
Accrued interest receivable	8,638	8,638	8,638	—	—
Bank owned life insurance	36,758	36,758	36,758	—	—

Financial Liabilities:
Demand deposits	623,270	623,270	623,270	—	—
Interest-bearing demand deposits	375,477	375,477	375,477	—	—
Money market deposit accounts	157,048	157,048	157,048	—	—
Savings accounts	284,230	284,230	284,230	—	—
Time deposits	444,724	353,268	—	—	353,268
Total deposits	1,884,749	1,793,293	1,440,025	—	353,268

Short-term debt	60,000	60,000	60,000
Long-term debt	70,822	71,519	—	—	71,519
Subordinated debt	39,836	36,569	—	—	36,569
Accrued interest payable	3,195	3,195	3,195	—	—

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7.        Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains/(Losses)
	on Securities
	Available-for-Sale	Derivatives	Total
	$	$	$

Balance at December 31, 2024	(37,326)	3,183	(34,143)
Other comprehensive gain (loss) before reclassifications	3,546	(2,930)	616
Amount reclassified from accumulated other comprehensive income (loss)	242	—	242
Period change	3,788	(2,930)	858

Balance at March 31, 2025	(33,538)	253	(33,285)
Other comprehensive loss before reclassifications	(27)	(906)	(933)
Amount reclassified from accumulated other comprehensive income (loss)	1	—	1
Period change	(26)	(906)	(932)

Balance at June 30, 2025	(33,564)	(653)	(34,217)
Other comprehensive gain (loss) before reclassifications	7,707	(333)	7,374
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Period change	7,707	(333)	7,374

Balance at September 30, 2025	(25,857)	(986)	(26,843)

Balance at December 31, 2023	(34,355)	—	(34,355)
Other comprehensive loss before reclassifications	(828)	—	(828)
Amount reclassified from accumulated other comprehensive income (loss)	72	—	72
Period change	(756)	—	(756)

Balance at March 31, 2024	(35,111)	—	(35,111)
Other comprehensive gain before reclassifications	620	—	620
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Period change	620	—	620

Balance at June 30, 2024	(34,491)	—	(34,491)
Other comprehensive gain before reclassifications	7,444		7,444
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Period change	7,444	—	7,444

Balance at September 30, 2024	(27,047)	—	(27,047)

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

In 2024, the Corporation entered into certain interest rate swap contracts that are matched to closed portfolios of available-for-sale investment securities. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying investment securities due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying investment security. The following amounts were recorded on the consolidated balance sheets related to the cumulative basis adjustment for the fair value hedges as of September 30, 2025 and December 31, 2024:

	Carrying Amount		Cumulative Amount of Fair Value
	of the Hedged Assets		Hedging Adjustment
	9/30/2025	12/31/2024	9/30/2025	12/31/2024
Investment Securities, Available-for-Sale[1]	$185,198	$195,904	$1,060	$(3,758)

1 Carrying value represents amortized cost

These amounts were included in the fair value of closed portfolios of available-for-sale investment securities used to designate hedging relationships in which the hedged item is in the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. As of September 30, 2025, the fair value of the closed portfolios used in these hedging relationships was $183.2 million. As of September 30, 2025, the notional amount of hedged assets was $180.2 million.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as of September 30, 2025 and December 31, 2024, (in thousands).

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of September 30, 2025		As of December 31, 2024
	Notional	Fair	Notional	Fair
Hedged Item	Amount	Value	Amount	Value
MBS Bonds	$53,755	$538	$193,800	$3,725
FHLB Advances	$—	$—	$60,000	$204
Total	$53,755	$538	$253,800	$3,929

	Fair Values of Derivative Instruments
	Liability Derivatives
	As of September 30, 2025		As of December 31, 2024
	Notional	Fair	Notional	Fair
Hedged Item	Amount	Value	Amount	Value
MBS Bonds	$126,457	$1,559	$—	$—
FHLB Advances	60,000	190	—	—
Total	$186,457	$1,749	$—	$—

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into certain interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Corporation making fixed payments. As of September 30, 2025, the Corporation had two interest rate swaps with a combined notional amount of $60 million associated with the Corporation’s cash outflows associated with two short term FHLB advances.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Corporation did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2025.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities. During the three-month and nine-month periods ended September 30, 2025, the Corporation had $79,000 and $233,000 in gains, respectively, classified as a reduction in interest expense.

The table below presents the effect of the Corporation’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three-month and nine-month periods ended September 30, 2025 and September 30, 2024 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

	Amount of Loss Recognized in			Amount of Gain Reclassified from
	OCI on Derivative			Accumulated OCI into Income
	Three months Ended		Location of Gain Reclassified	Three months Ended
	September 30,	September 30,	from Accumulated OCI into	September 30,	September 30,
	2025	2024	Income	2025	2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(24)	$—	Interest Expense	$(79)	$—
Total	$(24)	$—		$(79)	$—

	Amount of Loss Recognized in			Amount of Gain Reclassified from
	OCI on Derivative			Accumulated OCI into Income
	Nine months Ended		Location of Gain Reclassified	Nine months Ended
	September 30,	September 30,	from Accumulated OCI into	September 30,	September 30,
	2025	2024	Income	2025	2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(190)	$—	Interest Expense	$(233)	$—
Total	$(190)	$—		$(233)	$—

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

As of September 30, 2025, the Corporation had derivatives in a net liability position and was required to post collateral of $1,040,000 against its obligations under these agreements. If the Corporation had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software that is developed using an incremental and iterative method (e.g., agile method). The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant, and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

In 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The ASU adds a new scope exception for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. This ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of ASC 606. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation's financial statements.

11.      Cecil Bancorp, Inc Acquisition

On August 12, 2025, the Corporation entered into a definitive agreement with Cecil Bancorp, Inc, headquartered in Elkton, MD, whereby the Corporation will acquire Cecil and its wholly owned subsidiary Cecil Bank. The transaction has been unanimously approved by the boards of directors of both companies. It is subject to Cecil stockholder approval, regulatory approvals, and other customary closing conditions. Currently, the transaction is expected to close in the first quarter of 2026, after all such conditions provided in the definitive agreement are met. Once the acquisition and related transactions are complete, the Corporation will have 18 full-service community banking offices in Pennsylvania and Maryland, offering a full range of integrated financial services including banking and trust. During the three-month and nine-month periods ended September 30, 2025, the Corporation had $496,000 in acquisition expenses.

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

Results of Operations

Overview

The Corporation recorded net income of $5,919,000 for the three-month period ended September 30, 2025, a $2,583,000, or 77.4% increase over the three months ended September 30, 2024. Net income for the nine-month period was $16,045,000, a $4,454,000, or 38.4% increase over earnings in the nine-month period ended September 30, 2024. The earnings per share, basic and diluted, were $1.04 for the three months ended September 30, 2025, compared to $0.59 which represents a 76.3% increase over the same period in 2024, and for the year-to-date period, earnings per share were $2.83, compared to $2.05 which represents a 38.0% increase from 2024.

The Corporation’s net interest income (NII) increased by $3,405,000, or 24.0%, and $9,231,000, or 22.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Interest and fees on loans increased by $2,032,000, or 10.9%, and $6,041,000, or 11.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Interest income on securities available for sale increased by $2,042,000, or 54.7%, and $6,302,000, or 57.8%, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Conversely, interest expense on deposits and borrowings increased by $154,000, or 1.6%, and $2,309,000, or 8.9%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year.

The Corporation recorded a provision for credit losses of $20,000 in the third quarter of 2025, and $632,000 for the year-to-date period, compared provision expense of $497,000 in the third quarter of 2024 and a release of provision expense of $354,000 for the nine months ended September 30, 2024. For the quarter comparison, the removal of an economic qualitative factor which was causing duplication within the quantitative calculation resulted in a decrease in provision while year-to-date provision increased due to loan growth and improved forward economic indicators resulted in the release of provision expense in the prior year. The allowance as a percentage of total loans was 1.12% as of September 30, 2025, 1.13% as of December 31, 2024, and 1.05% as of September 30, 2024.

Other income increased by $425,000, or 9.4%, for the three months ended September 30, 2025, compared to the same period in 2024, and decreased $33,000, or 0.2%, for the nine months ended September 30, 2025, compared to the same period in the prior year. The primary reason for the quarterly increase was related to sales tax refunds recorded in the second quarter of 2025.

Total operating expenses increased by $1,057,000, or 7.5%, and $2,476,000, or 6.0%, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Salary and benefit expenses, which make up the largest portion of operating expenses, increased by $311,000, or 3.6%, and $274,000, or 1.1% for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. Other operating expenses outside of salaries and benefits increased due to expanded investments and initiatives in technology, increased occupancy and equipment costs, some residual core conversion expenses, acquisition related costs, and increases in fraud related to losses on customer deposit accounts.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. ROA and ROE increased for the quarter and year-to-date period ended September 30, 2025 compared to the same periods in the prior year due to increased earnings.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Return on Average Assets	1.06%	0.65%	0.97%	0.77%
Return on Average Equity	16.60%	10.17%	15.66%	12.50%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for credit losses
●	Other income
●	Operating expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2025, NII generated 79.3% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 75.8% for the first nine months of 2024. This increase is a result of higher levels of NII in the first nine months of 2025 resulting in NII contributing to a larger portion of total revenue. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $105,000 for the three months ended September 30, 2025, and $301,000 for the nine months ended September 30, 2025, compared to $75,000 and $279,000 for the same periods in 2024.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Total interest income	27,065	23,506	79,046	67,506
Total interest expense	9,490	9,336	28,279	25,970

Net interest income	17,575	14,170	50,767	41,536
Tax equivalent adjustment	105	75	301	279

Net interest income (fully taxable equivalent)	17,680	14,245	51,068	41,815

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

●	The rates earned on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NII is impacted by yields earned on assets and rates paid on liabilities. During the first nine months of 2025, asset yields increased due to a higher interest rate environment despite some variable rate assets repricing to lower rates with the several decreases in the Federal Reserve overnight rates. Liability costs decreased as the Corporation was able to reduce deposit costs during 2025. Market interest rates stabilized and moderated in 2025 but the Corporation still felt the lingering effects of the prior rate movements as customers continued to move funds to higher yielding deposit products. This was offset by lower rates on most deposit products. Higher market rates have helped the Corporation’s asset yields, and the discipline around lowering the cost of funds has enabled the Corporation to increase NIM. Management believes continued improvement will be dependent on the rate at which overnight interest rates change throughout the remainder of 2025.

The Corporation’s net interest margin increased to 3.27% for the quarter ended September 30, 2025, and 3.15% for the year-to-date period ended September 30, 2025, compared to 2.89% for the same quarter in 2024 and 2.86% for the year-to-date period. The Corporation’s NII on a fully taxable equivalent basis increased by $3,435,000, or 24.1%, for the three months ended September 30, 2025, and $9,253,000, or 22.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024.

The Corporation’s overall cost of funds rose significantly throughout 2024 but moderated during 2025. Core deposit interest rates and time deposit rates have decreased over the past year. The Corporation also increased its reliance on brokered time deposits as part of an overall funding strategy that caused higher costs on time deposits. These changes resulted in the total cost of deposits decreasing by $369,000 for the quarter but increasing by $725,000, for the nine months ended September 30, 2025, compared to the same periods in the prior year. The average balance of borrowings was higher for the first nine months of 2025 compared to 2024, and interest rates were higher, resulting in the total cost of borrowings increasing by $523,000, and $1,584,000, for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides an analysis of year-to-date changes in NII on a FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(211)	(354)	(565)	(92)	(800)	(892)

Securities available for sale:
Taxable	1,313	778	2,091	4,479	1,934	6,413
Tax-exempt	(54)	20	(34)	(153)	(22)	(175)
Total securities	1,259	798	2,057	4,326	1,912	6,238

Loans	1,089	948	2,037	2,890	3,183	6,073
Regulatory stock	52	8	60	66	77	143

Total interest income	2,189	1,400	3,589	7,190	4,372	11,562

INTEREST EXPENSE

Deposits:
Demand deposits	209	(546)	(337)	1,047	(1,398)	(351)
Savings deposits	1	—	1	(4)	—	(4)
Time deposits	722	(755)	(33)	2,374	(1,294)	1,080
Total deposits	932	(1,301)	(369)	3,417	(2,692)	725

Borrowings:
Total borrowings	451	72	523	1,328	256	1,584

Total interest expense	1,383	(1,229)	154	4,745	(2,436)	2,309

NET INTEREST INCOME	806	2,629	3,435	2,445	6,808	9,253

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table shows a more detailed analysis of NII on a FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2025			2024
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	40,340	242	2.38	60,165	808	5.33

Securities available for sale:
Taxable	500,930	5,257	4.20	367,002	3,166	3.45
Tax-exempt	138,433	666	1.92	149,755	700	1.87
Total securities (d)	639,363	5,923	3.70	516,757	3,866	2.99

Loans (a)	1,477,344	20,757	5.62	1,398,128	18,721	5.36

Regulatory stock	10,872	247	9.08	8,550	186	8.71

Total interest earning assets	2,167,919	27,169	5.01	1,983,600	23,581	4.75

Non-interest earning assets (d)	47,309			55,485

Total assets	2,215,228			2,039,085

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	537,518	3,404	2.51	507,942	3,742	2.92
Savings deposits	285,973	71	0.10	280,915	70	0.10
Time deposits	444,414	4,173	3.73	374,017	4,205	4.46
Borrowed funds	171,519	1,842	4.26	129,293	1,319	4.05
Total interest bearing liabilities	1,439,424	9,490	2.62	1,292,167	9,336	2.87

Non-interest bearing liabilities:

Demand deposits	620,461			603,768
Other	13,903			12,707

Total liabilities	2,073,788			1,908,642

Stockholders' equity	141,440			130,443

Total liabilities & stockholders' equity	2,215,228			2,039,085

Net interest income (FTE)		17,679			14,245

Net interest spread (b)			2.39			1.88
Effect of non-interest bearing deposits			0.88			1.01
Net yield on interest earning assets (c)			3.27			2.89

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,757 as of September 30, 2025, and $1,873 as of September 30, 2024.  Such fees and costs recognized through income and included in the interest amounts totaled ($105) in 2025, and ($29) in 2024.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2025			2024
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	44,548	867	2.60	47,198	1,759	4.98

Securities available for sale:
Taxable	507,291	15,605	4.10	354,451	9,192	3.46
Tax-exempt	140,622	2,032	1.93	151,209	2,207	1.95
Total securities (d)	647,913	17,637	3.63	505,660	11,399	3.01

Loans (a)	1,456,558	60,169	5.51	1,384,562	54,097	5.21

Regulatory stock	10,881	674	8.26	9,740	530	7.26

Total interest earning assets	2,159,900	79,347	4.90	1,947,160	67,785	4.64

Non-interest earning assets (d)	44,154			53,650

Total assets	2,204,054			2,000,810

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	540,283	10,099	2.50	488,338	10,449	2.86
Savings deposits	285,834	213	0.10	291,186	217	0.10
Time deposits	432,646	12,366	3.82	352,646	11,287	4.28
Borrowed funds	176,262	5,602	4.25	134,091	4,017	4.01
Total interest bearing liabilities	1,435,025	28,280	2.64	1,266,261	25,970	2.74

Non-interest bearing liabilities:

Demand deposits	618,657			598,016
Other	13,371			12,635

Total liabilities	2,067,053			1,876,912

Stockholders' equity	137,001			123,898

Total liabilities & stockholders' equity	2,204,054			2,000,810

Net interest income (FTE)		51,067			41,815

Net interest spread (b)			2.26			1.90
Effect of non-interest bearing deposits			0.89			0.96
Net yield on interest earning assets (c)			3.15			2.86

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,773 as of September 30, 2025, and $2,047 as of September 30, 2024.  Such fees and costs recognized through income and included in the interest amounts totaled ($153) in 2025, and ($159) in 2024.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities increased by $122.6 million, or 23.7%, for the three months ended September 30, 2025, and $142.3 million, or 28.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024. This increase was related to a strategic decision to add investments during the last six months of 2024 in order to generate higher earnings with no overhead costs while offsetting interest rate risk with off-balance sheet derivative products. The tax equivalent yield on investments increased by 71 basis points for the quarter-to-date period and 62 basis points for the year-to-date period when comparing both years. Interest income on securities increased by $2,057,000, or 53.2%, and $6,238,000, or 54.7%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year.

Average balances on loans increased by $79.2 million, or 5.7%, for the three months ended September 30, 2025, and $72.0 million, or 5.2%, for the nine months ended September 30, 2025, compared to the same periods in the prior year. Loan yields increased by 26 basis points for the quarter, and 30 basis points for the year-to-date period and loan interest income increased by $2,037,000, or 10.9%, and $6,073,000, or 11.2%, for both time frames due to the increase in loan balances and higher yields.

The average balance of interest-bearing deposit accounts increased by $105.0 million, or 9.0%, and $126.6 million, or 11.2%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The average balance of interest-bearing demand deposits increased by $29.6 million, or 5.8%, and $51.9 million, or 10.6%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The average balance of savings accounts increased by $5.1 million, or 1.8%, and decreased by $5.4 million, or 1.8%, for the three and nine months ended September 30, 2025. Time deposit balances increased by $70.4 million, or 18.8%, and $80.0 million, or 22.7%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year driven by the movement of funds into higher-yielding accounts discussed above. In addition, the Corporation had more brokered time deposits at September 30, 2025, compared to September 30, 2024, as this was the primary source of funding to grow investments as part of a derivative strategy. Brokered time deposits increased by $51.1 million, or 111.3%, during this year-to-date timeframe. The interest rate paid on all interest-bearing deposits decreased from the prior year with the rate on interest-bearing demand deposits decreasing 36 basis points, the rate on savings accounts remaining the same, and the rate on time deposits decreasing 46 basis points for the year-to-date period. The combination of these changes resulted in a decrease in interest expense on deposits of $369,000, for the three months ended September 30, 2025, and an increase of $725,000, for the nine months ended September 30, 2025, compared to the same periods in 2024.

The Corporation’s average balance on borrowed funds increased by $42.2 million, or 32.7%, for the three months ended September 30, 2025, and $42.2 million, or 31.4%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 and July of 2022 which was used to support capital growth for the Bank. The rate paid on borrowed funds increased by 21 and 24 basis points for the three and nine months ended September 30, 2025, compared to the same periods in the prior year.

For the three months ended September 30, 2025, the net interest spread increased by 51 basis points to 2.39%, compared to 1.88% for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the net interest spread increased by 36 basis points to 2.26%, compared to 1.90% for the nine months ended September 30, 2024. The effect of non-interest bearing funds decreased to 88 basis points for the three months ended September 30, 2025, from 101 basis points for the three months ended September 30, 2024, and decreased to 89 basis points from 96 basis points for the nine months ended September 30, 2025, compared to the same periods in 2024. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the third quarter of 2025 was 3.27%, compared to 2.89% for the third quarter of 2024. For the year-to-date period, the Corporation’s NIM was 3.15%, compared to 2.86% for the same period in 2024.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for (Release of) Credit Losses

The provision for (release of) credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $591,000 for credit losses related to loans, a provision expense of $41,000 for unfunded commitments, and $0 related to available-for-sale securities for the first nine months of 2025, compared to a release of provision expense of $400,000 related to loans, and provision expense of $46,000 for unfunded commitments, and $0 related to available-for-sale securities for the nine months ended September 30, 2024. As of September 30, 2025, the allowance as a percentage of total loans was 1.12%, compared to 1.05% at September 30, 2024. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2025 was $4,964,000, an increase of $425,000, or 9.4%, compared to the $4,539,000 earned during the third quarter of 2024. Other income for the year-to-date period was $13,253,000, a decrease of $33,000, or 0.2% from the year-to-date period in 2024. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	$	$	$	%

Trust and investment services	826	794	32	4.0
Service fees	1,598	1,532	66	4.3
Commissions	1,036	1,039	(3)	(0.3)
Net gains on debt and equity securities	63	211	(148)	(70.1)
Gains on sale of mortgages	506	369	137	37.1
Earnings on bank owned life insurance	294	279	15	5.4
Other miscellaneous income	641	315	326	103.5

Total other income	4,964	4,539	425	9.4

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	$	$	$	%

Trust and investment services	2,477	2,604	(127)	(4.9)
Service fees	4,302	4,331	(29)	(0.7)
Commissions	3,062	3,061	1	0.0
Net losses on debt and equity securities	(222)	(17)	(205)	1205.9
Gains on sale of mortgages	1,336	1,391	(55)	(4.0)
Earnings on bank owned life insurance	847	979	(132)	(13.5)
Other miscellaneous income	1,451	937	514	54.9

Total other income	13,253	13,286	(33)	(0.2)

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Trust and investment services income increased by $32,000, or 4.0%, for the quarter but decreased $127,000, or 4.9% year-to-date as a result of the gain on sale of a limited number of trust assets sold in 2024. Service fees and commissions remained relatively flat from the prior year. The Corporation incurred $63,000 of net gains on debt and equity securities in the third quarter of 2025 compared to $211,000 in the third quarter of 2024. For the year-to-date period, the Corporation incurred $222,000 of losses on debt and equity securities compared to losses of $17,000 for the year-to-date period in 2024, as a result of strategic sales of debt securities to fund higher yielding loan growth. Mortgage gains increased by $137,000, or 37.1%, and decreased by $55,000, or 4.0%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The quarterly increase was due to increased volume of loans sales. This year-to-date decrease was primarily a result of compressed margins and the Corporation selling the permanent financing for construction loans with points that were recorded as income in the prior year. Earnings on bank owned life insurance were higher by $15,000, or 5.4%, and lower by $132,000, or 13.5%, for the three and nine months ended September 30, 2025, compared to the same period in the prior year. This year-to-date decrease was due to a death benefit received in 2024. Other miscellaneous income increased by $326,000, or 103.5%, and $514,000, or 54.9%, for the three and nine months ended September 30, 2025, compared to the prior year as a result of sales tax refunds received in 2025.

Operating Expenses

Operating expenses for the third quarter of 2025 were $15,181,000, an increase of $1,057,000, or 7.5%, compared to the $14,124,000 for the third quarter of 2024. For the year-to-date period ended September 30, 2025, operating expenses totaled $43,562,000, an increase of $2,476,000, or 6.0%, compared to the same period in 2024. The following tables detail the categories that comprise operating expenses.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	8,955	8,644	311	3.6
Occupancy expenses	908	830	78	9.4
Equipment expenses	420	311	109	35.0
Advertising & marketing expenses	267	371	(104)	(28.0)
Computer software & data processing expenses	1,739	1,550	189	12.2
Bank shares tax	412	317	95	30.0
Professional services	912	831	81	9.7
Other operating expenses	1,568	1,270	298	23.5
Total Operating Expenses	15,181	14,124	1,057	7.5

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	25,592	25,318	274	1.1
Occupancy expenses	2,690	2,493	197	7.9
Equipment expenses	1,131	964	167	17.3
Advertising & marketing expenses	1,009	816	193	23.7
Computer software & data processing expenses	5,339	4,718	621	13.2
Bank shares tax	1,155	1,032	123	11.9
Professional services	2,566	2,395	171	7.1
Other operating expenses	4,080	3,350	730	21.8
Total Operating Expenses	43,562	41,086	2,476	6.0

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. For the third quarter of 2025, salaries and benefits increased $311,000, or 3.6%, and for the nine months ended September 30, 2025, salaries and benefits increased $274,000, or 1.1%, compared to the same periods in 2024. Occupancy and equipment costs were higher by a combined total of $187,000, or 16.4%, and $364,000, or 10.5%, for the three and nine months ended September 30, 2025, compared to the prior year as result of costs associated with new lease expense and costs associated with a new branch and work on future construction projects. Advertising and marketing expenses were lower by $104,000, or 28.0%, and higher by $193,000, or 23.7%, for the three and nine months ended September 30, 2025, compared to the prior year. The year-to-date increase was primarily related to advertising and media production costs as the Corporation continues to pursue marketing opportunities in the communities it serves. Computer software and data processing expenses increased by $189,000, or 12.2%, and $621,000, or 13.2%, for the three and nine months ended September 30, 2025, compared to the same periods in the previous year as a result of higher costs associated with the new core system as well as other technology initiatives. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased commensurately from 2024 to 2025. Professional services costs increased by $81,000, or 9.7%, and $171,000, or 7.1%, for the quarter and year-to-date periods. The increase is primarily related to higher legal fees as well as increased costs for other outside services. Other operating expenses increased by $298,000, or 23.5%, and $730,000, or 21.8%, for the three and nine months ended September 30, 2025, compared to the same periods in the prior year due largely to higher FDIC insurance costs, checking account charge-off costs, an increased level of fraud-related charge-offs, and costs related to the Corporation’s previously-announced acquisition of Cecil Bank.

Income Taxes

Federal income tax expense was $1,419,000 for the third quarter of 2025 compared to $752,000 for the same period in 2024. For the nine months ended September 30, 2025, the Corporation recorded Federal income tax expense of $3,781,000, compared to $2,499,000 for the nine months ended September 30, 2024. The effective tax rate for the Corporation was 19.1% for the nine months ended September 30, 2025, and 17.7% for the nine months ended September 30, 2024. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2025, the Corporation had $590.4 million of debt securities available for sale, which accounted for 26.6% of assets, compared to 27.8% as of December 31, 2024, and 24.7% as of September 30, 2024. Based on ending balances, the debt securities portfolio increased 14.0% from September 30, 2024, and decreased 4.2% from December 31, 2024.

The debt securities portfolio was showing a net unrealized loss of $32,729,000 as of September 30, 2025, compared to $47,248,000 as of December 31, 2024, and $33,332,000 as of September 30, 2024. The valuation of the Corporation’s debt securities portfolio is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

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

The Corporation’s U.S. Treasury and U.S. government agency sectors decreased $6.8 million during the first nine months of 2025 due to the maturity of bonds. These sectors represent safe credits, but generally carry a lower yield due to the investments made in 2020 and 2021 when rates were lower.

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

The portfolio of non-agency MBS and CMO securities stood at $148.3 million as of September 30, 2025, or 24.7% of the total portfolio. This sector better structures the portfolio to achieve higher yields and shortens the duration while also protecting in a rates-up environment. The non-agency portfolio stood at $145.2 million at December 31, 2024.

The Corporation’s asset-backed securities declined slightly by $2.5 million, or 4.4%, from December 31, 2024, to September 30, 2025. Most of the bonds in this sector generate regular monthly principal payments which caused the value to decline. These bonds are primarily floating rate instruments, so in the current rate environment, they have added to the overall yield increase for the portfolio.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2025, the fair value of the Corporation’s corporate bonds decreased by $7.3 million, or 13.8%, from balances at December 31, 2024. This decrease was due to two bonds maturing and several bonds being sold during the first nine months of 2025. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to the levels of excess liquidity experienced due to deposit inflows. The balance of municipal bonds decreased by $8.2 million, or 4.6%, in the first nine months of 2025, primarily due to the sale of a number of these bonds. Municipal bonds represented 28.4% of the securities portfolio as of September 30, 2025 and 28.5% as of December 31, 2024.

Loans

Net loans outstanding increased by 3.9%, to $1.5 billion at September 30, 2025, an annualized rate of 5.1%, from $1.4 billion at December 31, 2024. The following table shows the composition of the loan portfolio as of September 30, 2025 and December 31, 2024.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,
	2025		2024
	$	%	$	%

Agriculture	299,493	20.2	289,284	20.3
Business Loans	367,521	24.8	360,805	25.3
Consumer	5,983	0.4	6,603	0.5
Home Equity	139,673	9.4	118,329	8.3
Non-Owner Occupied CRE	171,386	11.6	136,298	9.6
Residential Real Estate (a)	496,123	33.6	514,120	36.0

Total loans	1,480,179	100	1,425,439	100
Less:
Deferred loan costs, net	2,096		1,830
Allowance for credit losses	(16,637)		(16,122)
Total net loans	1,465,638		1,411,147

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $368,100 as of September 30, 2025 and $342,640 as of December 31, 2024.

There was moderate growth in the loan portfolio since December 31, 2024. Agriculture loans, business loans, home equity loans, and non-owner occupied CRE loans grew since December 31, 2024, while the other categories of loans decreased minimally.

The agriculture loan segment increased $10,209,000, or 3.5%, the business loan segment increased $6,716,000, or 1.9%, the consumer loan segment decreased $620,000, or 9.4%, the home equity segment increased $21,344,000, or 18.0%, the non-owner occupied CRE segment increased $35,088,000, or 25.7%, and the residential real estate segment decreased $17,997,000, or 3.5% from balances at December 31, 2024. The agriculture segment is concentrated primarily in loans to dairy operators, poultry operators, and crop farmers.  Business loans are fairly diverse with small concentrations in lessors of residential buildings and dwellings and lessors of non-residential buildings.  These concentrations are less than 10% of the total business loan portfolio.

In the first nine months of 2025, mortgage production decreased 41.4% compared to the first nine months of 2024.  Purchase money origination constituted 94.1% of the Corporation’s mortgage originations for the nine months ended September 30, 2025.  The held-for-investment production is 52.9% of total originations with construction-only and construction-permanent loans making up 53.2% of the total held-for-investment production.  As of September 30, 2025, adjustable-rate mortgage balances were $331.2 million, representing 66.6% of the 1-4 family residential loan portfolio of the Corporation.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2025	2024	2024
	$	$	$

Nonaccrual loans	9,857	11,887	9,862
Loans past due 90 days or more and still accruing	—	—	—
Total non-performing loans	9,857	11,887	9,862

Other real estate owned	—	—	—

Total non-performing assets	9,857	11,887	9,862

Non-performing assets to net loans	0.67%	0.83%	0.71%

The total balance of non-performing loans did not change materially since September 30, 2024, and decreased $2,030,000, or 17.1%, from balances at December 31, 2024.

The decrease from December 31, 2024 was net of paydowns and payoffs of various unrelated relationships offsetting the addition of a number of unrelated relationships experiencing payment defaults including four agricultural mortgage loans totaling $2.1 million and four residential mortgage loans totaling $614,000. To further offset the additions, one $1.1 million residential mortgage relationship that was nonaccrual at December 31, 2024 subsequently became other real estate owned during April 2025 and was later sold in July 2025.

No loans were past due 90 days and still accruing at September 30, 2025, December 31, 2024 or September 30, 2024.

There was no other real estate owned (OREO) property as of September 30, 2025, December 31, 2024, or September 30, 2024.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong and disciplined credit and collateral policies and practices have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of September 30, 2025 and September 30, 2024.

Net Charge-Offs

(DOLLARS IN THOUSANDS)

	September 30,	September 30,
	2025	2024
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	45	55
Home Equity	3	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	84	—
Total loans charged-off	132	55

Recoveries of loans previously charged-off
Agriculture	25	—
Business Loans	5	5
Consumer Loans	26	16
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	56	21

Net charge-offs (recoveries)
Agriculture	(25)	—
Business Loans	(5)	(5)
Consumer Loans	19	39
Home Equity	3	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	84	—
Total net charge-offs	76	34

The Corporation has historically experienced very low net charge-off percentages due to disciplined credit practices. As of September 30, 2025, there were $132,000 in charge-offs and $56,000 of recoveries, representing a net charge-off position of $76,000 as shown above. As of September 30, 2024, there were $55,000 in charge-offs and $21,000 in recoveries, representing a net charge-off position of $34,000.

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

The Corporation’s level of classified loans was $34.9 million on September 30, 2025, compared to $23.4 million on December 31, 2024. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits at September 30, 2025, decreased by $5.7 million, or 0.3%, from December 31, 2024, and increased by $69.3 million, or 3.8%, from September 30, 2024. Customer deposits are the Corporation’s primary source of funding for loans and securities. The mix of the Corporation’s deposit categories has changed since September 30, 2024, with increases across all categories of deposits. Since September 30, 2024, there has been a $24.2 million, or 4.0% increase in non-interest bearing demand deposit accounts, a $12.9 million, or 3.6% increase in interest bearing demand balances, a $0.5 million, or 0.3% increase in money market account balances, a $8.0 million, or 2.9% increase in savings account balances, and a $23.7 million, or 5.6% increase in time deposit balances. The increase in time deposit balances was a result of the increased rate environment and offering promotional rates on specific time deposit terms. Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.

As of September 30, 2025 and 2024, the total uninsured deposits of the Corporation were approximately $224.4 million and $205.0 million, respectively or 11.9% and 11.3%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2025, December 31, 2024, and September 30, 2024.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2025	2024	2024
	$	$	$

Non-interest bearing demand	623,270	631,711	599,025
Interest bearing demand	375,477	384,236	362,573
Money market deposit accounts	157,048	162,514	156,541
Savings accounts	284,230	280,526	276,212
Time deposits	444,724	431,456	421,064
Total deposits	1,884,749	1,890,443	1,815,415

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

Borrowings

Total borrowings were $170.7 million, $183.5 million, and $127.5 million as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60.0 million as of September 30, 2025 and December 31, 2024. There were no short-term borrowings as of September 30, 2024. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Total long-term borrowings, borrowings initiated for terms longer than one year, were $70.8 million as of September 30, 2025, $83.8 million as of December 31, 2024, and $87.8 million as of September 30, 2024, respectively. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The Corporation continues to be within the FHLB maximum borrowing capacity (MBC), which is currently $721.3 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of September 30, 2025, $16.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

On July 22, 2022, the Corporation completed the sale of an additional subordinated debt note offering.  The Corporation sold $20.0 million of subordinated debt notes with a maturity date of September 30, 2032.  These notes are all non-callable for 5 years and carry a fixed interest rate of 5.75% per year for the 5 years and then convert to a floating rate for the remainder of the term.  The notes can be redeemed at par beginning 5 years prior to maturity.  The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.  As of September 30, 2025, $17.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2025	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.1%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.4%	N/A	N/A
Bank	13.8%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.4%	N/A	N/A
Bank	13.8%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.9%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.6%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	7.5%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of September 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	14.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	13.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.9%	N/A	N/A
Bank	13.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.8%	N/A	N/A
Bank	9.5%	4.0%	5.0%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2025, the Bank’s Tier 1 Leverage Ratio stood at 9.5% while the Corporation’s Tier 1 Leverage Ratio was 7.9%. Tier 1 Capital at the Corporation level was not impacted by the subordinated debt issuance since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $40 million subordinated debt issuance. Most of the marked improvement in capital ratios occurred at the Bank level.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2025
$
Commitments to extend credit:
Revolving home equity	277,209
1-4 family residential construction loans	10,532
Commercial real estate, other construction and land development loans	43,968
Commercial and industrial loans	103,034
Other	138,390
Standby letters of credit	18,704

Total	591,837

ENB FINANCIAL CORP

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

●	Credit risk
●	Liquidity risk
●	Interest rate risk

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $50 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB of Pittsburgh.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2025, the Corporation was in the low-risk range for all of the above measurements except for two ratios that fell in the moderate-risk range: reliance on wholesale funding and the investment securities to assets ratio. Both of these ratios were impacted by the derivative strategy undertaken in 2024 to leverage the balance sheet through wholesale borrowings and investment securities with off-balance sheet interest rate swaps. While this placed the Corporation in the moderate-risk range for the ratios mentioned above, the strategy was analyzed extensively and the risk measured.

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

The third quarter 2025 analysis projects net interest income expected in the nine rate scenarios over a one-year time horizon. As of September 30, 2025, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same nine scenarios mentioned above. As of September 30, 2025, the Corporation was within guidelines for all rate scenarios except the down 300 and 400 basis point scenarios. The Corporation shows a favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the large amount of core deposits on the Corporation’s balance sheet. The non-interest bearing demand deposit accounts and low-interest bearing checking, savings, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The analysis shows a valuation loss in the down rate scenarios. Policy allows for a valuation decline of 30% for the down 300 and 35% for the down 400 basis point scenarios and actual projected results show a valuation decline of 40.8% and 59.8%, respectively. While this loss is outside of policy guidelines, it is unlikely that rates would move down immediately by 300 or 400 basis points. The Corporation will continue to monitor these measurements in the down-rate scenarios and adjust balance sheet structure as necessary to prepare for future potential lower rates.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2025, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2025

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2025.

Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2025	—	—	—	200,000
August 2025	—	—	—	200,000
September 2025	—	—	—	200,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of September 30, 2025, no shares had been purchased under this plan.

ENB FINANCIAL CORP

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2022 Employee Stock Purchase Plan (Incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on April 4, 2022.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation's Form 8-K filed with the SEC on November 1, 2022.)
10.6	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)
10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on April 28, 2025.)
10.8	Amendment to the Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on April 28, 2025.)
10.9	Severance Agreement and General Release among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of August 26, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on August 29, 2025.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data Files
104	Cover Page Interactive Data File

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 14, 2025	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2025	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer