Form 10-K
period 2025-12-31
ENB Financial Corp
filed 2026-03-20
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $52,979,697.

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2026, was 5,692,991.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be held on May 5, 2026, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	General local and national economic conditions, including inflation and concerns about liquidity
•	Monetary and interest rate policies of the Federal Reserve Board
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Effects of weak market conditions, specifically the effect on loan customers to repay loans
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
•	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
•	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
•	Political changes and their impact on new laws and regulations
•	Effects of war, acts of terrorism, and international and domestic instabilities
•	Competitive forces and how it may impact our community banking strategies
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Diversion of management’s attention from ongoing business operations and opportunities
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations concerning taxes, banking, securities and insurance and their application with which the Corporation and its subsidiaries must comply
•	Potential impacts from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Effects of economic conditions particularly with regard to the effects of any pandemic, epidemic, or health-related crisis and government and business responses thereto, specifically the effect on loan customers to repay loans
•	Effects of acquisition and integration of acquired businesses

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

ENB FINANCIAL CORP

Item 1. Business

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full-service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under the bank holding company. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures the Bank’s deposit accounts up to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Lancaster County, southeastern Lebanon County, and southwestern Berks County, Pennsylvania, the “Market Area.” Twelve full-service community banking offices are located in Lancaster County with one full-service community banking office in Lebanon County and one full-service community banking office in Berks County, Pennsylvania.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in the Market Area primarily through the Bank. The Bank utilizes funds gathered through deposits from the general public to originate loans. The Bank offers a range of demand accounts, in addition to savings and time deposits. The Bank also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Wealth Solutions.

Effective February 1, 2026, the Corporation completed its previously-announced acquisition of Cecil Bancorp, Inc. (“Cecil”) pursuant to the Agreement and Plan of Stock Acquisition, dated as of August 12, 2025, by and among the Corporation, ENB South Acquisition Subsidiary, Inc. (“Acquisition Subsidiary”), the Bank, Cecil, and Cecil Bank (the “Agreement”). At the effective time of the acquisition, Acquisition Subsidiary merged with and into Cecil, with Cecil surviving the acquisition and becoming the wholly-owned subsidiary of Corporation. Immediately after the acquisition, Cecil’s board of directors approved and sole stockholder adopted the complete liquidation and dissolution of Cecil. In addition, immediately thereafter, Cecil Bank, a Maryland state-chartered bank, merged with and into the Bank with the Bank as the survivor, collectively the acquisition. Subject to the terms and conditions of the Agreement and adjustments as provided therein, at the effective time of the acquisition, each outstanding share of Cecil common stock was converted into the right to receive $1.88 in cash. In addition, all outstanding and unexercised options to purchase shares of Cecil common stock were redeemed for cash. As a result of the acquisition, the Corporation paid an aggregate of approximately $31.3 million in cash in the acquisition. Cecil Bank operated four community banking offices in Cecil County, Maryland which were included in the acquisition. As of December 31, 2025, Cecil had total assets of $218,663,000, total loans of $153,484,000 and total deposits of $187,422,000.

As of December 31, 2025, the Corporation employed 315 persons, consisting of 305 full-time, 7 part-time and 3 seasonable employees. Since the prior year, the number of full-time employees decreased by 1 and the number of part-time employees decreased by 2, while we retained 3 seasonal roles to provide support during time periods of higher volume throughout the year. The Corporation expects selectively to modestly add additional personnel to support strategic initiatives in 2026, including the acquisition of Cecil. A collective bargaining agent does not represent the employees and management believes it maintains good relationships with its employees.

Operating Segments

The Corporation’s business is providing financial products and services. These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank. The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A – Summary of Significant Accounting Policies and Note V – Segment Reporting in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference. Operating segments are aggregated into one segment, as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

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

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where twelve full-service offices are located. The Corporation also has one full-service office in southeastern Lebanon County (Myerstown) and a full-service office in southern Berks County (Morgantown). The Corporation’s greater service area is considered to be Lancaster, Lebanon, and Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small towns. The market area has expanded as of February 1, 2026 to include Cecil County, Maryland as a result of the acquisition.

The Corporation’s headquarters and main campus are located in downtown Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 45.7% of deposits as of June 30, 2025, based on data compiled annually by the FDIC, compared to 45.0% at June 30, 2024. The Corporation’s very high market share in the Ephrata area has led to the expansion of the Corporation’s branch network outside of the Ephrata area but within the Corporation’s Market Area, and as of June 30, 2025, the Corporation ranks third in market share in Lancaster County, Pennsylvania with 10.0% of total deposits.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses’ financial condition and results of operations. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. The business activities of the Corporation are generally not seasonal in nature. However, the sizable agricultural portfolio has certain specific, limited elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P, Financial Instruments with Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference.

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

ENB FINANCIAL CORP

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

Risk-Based Capital Guidelines

Bank holding companies must comply with the Federal Reserve Board’s current risk-based capital guidelines, which are amended provisions of the Bank Holding Company Act of 1956. The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be Tier I Capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder, Tier II Capital, may consist of:

•	some types of preferred stock,
•	a limited amount of subordinated debt,
•	some hybrid capital instruments,
•	other debt securities, and
•	a limited amount of the general credit loss allowance.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (SOX), also known as the “Public Company Accounting Reform and Investor Protection Act,” was established in 2002 and introduced major changes to the regulation of financial practice. SOX was established as a reaction to the outbreak of corporate and accounting scandals, including Enron and WorldCom. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. SOX is applicable to all companies with equity or debt securities that are either registered, or file reports under the Securities Exchange Act of 1934 such as the Corporation. SOX includes significant additional disclosure requirements and expanded corporate governance rules, and the SEC has adopted extensive additional disclosures, corporate governance provisions, and other related rules pursuant to it. The Corporation has expanded and will continue to spend considerable time and money in complying with SOX.

ENB FINANCIAL CORP

Bank Supervision and Regulation

Safety and Soundness

The primary regulator for the Bank is the OCC. The OCC has authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2025, and December 31, 2024. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. The total FDIC assessments expensed by the Bank in 2025 were $1,077,000, compared to $930,000 in 2024.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The Act focuses specifically on low- and moderate-income neighborhoods. The OCC takes an institution’s CRA record into account in its evaluation of any application made by any such institutions for, among other things:

•	Approval of a new branch or other deposit facility
•	Closing of a branch or other deposit facility
•	An office relocation or a merger
•	Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received a satisfactory rating on the most recent CRA Performance Evaluation.

ENB FINANCIAL CORP

The Federal Deposit Insurance Corporation Improvement Act of 1991

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as shown below. In addition, the federal banking agencies implemented Basel III regulatory capital reform in 2013. A summary of the required ratios under FIDICIA and Basel III are shown below:

		Tier I Capital	Common Equity Tier 1
Capital Category	Total Capital Ratio	Ratio	Capital Ratio	Leverage Ratio

Well Capitalized	> 10.0	> 8.0	> 6.5	> 5.0
Adequately Capitalized	> 8.0	> 6.0	> 4.5	> 4.0*
Undercapitalized	< 8.0	< 6.0	< 4.5	< 4.0*
Significantly Undercapitalized	< 6.0	< 4.0	< 3.5	< 3.0
Critically Undercapitalized				< 2.0

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

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may disclose capital amounts and ratios. The Corporation falls under the threshold and is deemed a small bank holding company.

The Bank’s and Corporation’s capital ratios exceed the regulatory requirements to be considered well capitalized for all four ratios at December 31, 2025. The capital ratio table and Consolidated Financial Statement Note M – Regulatory Matters and Restrictions, are incorporated by reference herein, from Item 8, and made a part hereof.

As allowed by the rules, the Bank and Corporation have elected not to include accumulated other comprehensive income (losses) in their Tier 1 and total capital calculations. However, the changes in accumulated other comprehensive income (losses) do impact tangible capital.

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

Other FDICIA Provisions

ENB FINANCIAL CORP

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, whose reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations, as amended, define a “large institution” as one with over $1 billion in assets, which does include the Bank. Also, under the amended rules, an institution's independent public accountant must examine institution's (with assets over $5 billion in assets) internal controls over financial reporting, and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

USA PATRIOT Act of 2001/Bank Secrecy Act

In October 2001, the USA Patriot Act of 2001 (Patriot Act) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

ENB FINANCIAL CORP

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank Act was enacted in response to the financial crisis of 2007 - 2008. The act reshaped Wall Street and the American banking industry by bringing the most significant changes to financial regulation in the United States since the regulatory reform that followed the Great Depression. The Act’s numerous provisions were to be implemented over a period of several years and were intended to decrease various risks in the U.S. financial system. Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank was expected to and did have an impact on the Corporation’s business operations as its provisions began to take effect. To date the provisions that did go into effect, or began to phase in, did at a minimum increase the Corporation’s operating and compliance costs.

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, are consistent with safety and soundness. As noted above The Federal Deposit Insurance Corporation Improvement Act of 1991 above, the holding company qualifies as a small bank holding company and is not subject to the consolidated capital rules and ratios.

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

ENB FINANCIAL CORP

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB amended Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., Prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on the Corporation’s lending activities and on the Corporation’s Consolidated Financial Statements.

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

TILA/RESPA Integrated Disclosure (TRID) Rules

The TRID rules were mandated by Dodd-Frank to address the problem of the sometimes duplicative and overlapping disclosures required by the Truth in Lending Act (TILA) and Real Estate Settlement Procedures Act (RESPA) involving consumer purpose, closed end loans secured by real property. The CFPB was tasked with developing the new disclosures, defining the regulatory compliance parameters, and implementation. The timing elements built around these new disclosures were established to provide the consumer with ample time to consider the credit transaction and its associated costs. The final rules were implemented by amending the Truth in Lending Act; however, implementation proved to be difficult as this marked the first time in thirty years that these standard disclosures were changed. Much reliance was placed on third party providers to the financial institutions to make all the necessary changes to the disclosures. After one delay, the rules became effective October 3, 2015. The Corporation partnered with its loan document software providers to ensure timely, compliant implementation.

Department of Defense Military Lending Rule

In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active-duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the

ENB FINANCIAL CORP

Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation’s business.

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein from the Consolidated Statements of Income on page 54 as found in this Form 10-K filing.

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

ENB FINANCIAL CORP

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

Risks Related to Interest Rates and Investments

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

If The Corporation Concludes That the Decline in Value of Any of Its Debt Securities Is Credit Related, The Corporation is Required to Write Down the Value of That Security Through a Charge to Earnings

The Corporation reviews the debt securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the debt securities has declined below its carrying value, the Corporation is required to assess whether the decline is related to credit deterioration. If it concludes that the decline is credit related, it is required to write down the value of that security through a charge to earnings. In determining whether a credit loss exists, management shall consider the factors in paragraphs 326-30-55-1 through 55-4 of ASU 2016-13, Financial Instruments – Credit Losses, and use its best estimate of the present value of cash flows expected to be collected from the debt security. Management must use its best estimate to determine if a credit loss exists. It may develop its best estimate using either a singular best estimate approach or a probability-weighted approach but must apply the chosen approach consistently. Management has elected to use the single best estimate method. If the present value of the best estimate is equal to amortized cost, no credit loss calculation needs to be made. If the present value is below amortized cost, the entity must measure the credit loss using the best estimate of cash flows. Due to the complexity of the calculations and assumptions used in determining whether a credit loss exists, the credit loss, if any, may not accurately reflect the actual credit loss in the future.

Risks Related to Credit

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

As of December 31, 2025, 26.0% of the Corporation’s loan portfolio consisted of Business Loans. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s Allowance for Credit Losses May Be Insufficient to Cover Actual Losses

The Corporation maintains an allowance for credit losses, which is a reserve established through a provision for credit losses, charged to expense. The allowance for credit losses represents the Corporation’s best estimate of expected losses in our financial assets, which includes loans, leases, and debt securities. The allowance for possible credit losses includes two primary components: (1) an allowance established on financial assets which share similar risk characteristics collectively evaluated for credit losses, and (2) an allowance established on financial assets which do not share similar risk characteristics with any loan segment and is individually evaluated for credit losses. The level of the allowance for possible credit losses includes quantitative and qualitative factors that comprise the Corporation’s estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to qualitative adjustment factors, and reasonable and supportable forecasts about future economic conditions. Determining the appropriate level of the allowance for possible credit losses understandably involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible credit losses. In addition, regulatory agencies periodically review the Corporation’s allowance for credit losses and may require an increase in the provision for possible losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible credit losses, the Corporation will need additional provisions to increase the allowance for possible credit losses. Any increases in the allowance for credit losses will result in a decrease in net income, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Related to Competition and Business Strategy

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

New Lines of Business or New Products and Services May Subject the Corporation to Additional Risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant amount of time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.

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

ENB FINANCIAL CORP

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

The Corporation’s Operations of Its Business, Including Its Interaction with Customers, Are Increasingly Done Via Electronic Means, and this Has Increased Its Risks Related to Cyber Security

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect on the possible security breach of its information and technology systems. Further, the Corporation may face unknown or contingent liabilities arising from cybersecurity incidents or data breaches that previously occurred at companies it acquires. Such incidents may not have been discovered, disclosed, or if previously discovered fully-remediated before closing, and the acquired company’s representations, warranties, and indemnities may be limited in scope, duration, or recoverability. As a result, the Corporation could incur costs or liabilities after an acquisition relating to regulatory investigations, litigation, remediation efforts, reputational harm, or customer and partner claims, which could adversely affect its business, financial condition, and results of operations. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all or a material amount of losses. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Data practices by us or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce. Our customers and potential customers may express adverse opinions concerning our use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If the Corporation adopts the use of Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and

ENB FINANCIAL CORP

may be costly. As a result, the Corporation may need to increase the cost of our products and services, which may make us less competitive, particularly if our competitors incorporate AI more quickly or successfully.

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

The Increasing Use of Social Media Platforms Presents Risks and Challenges and Our Inability or Failure to Recognize, Respond to and Effectively Manage the Accelerated Impact of Social Media Could Materially Adversely Impact Our Business

The use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications allows individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are continually evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

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

ENB FINANCIAL CORP

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

Negative Developments Affecting the Banking Industry, Including Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Corporation

Events impacting the banking industry, including the high-profile failure or instability of certain banking institutions, have resulted and may continue to result in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact our own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on our business, financial condition and results of operations.

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

Changes to trade policies and tariffs can have an adverse impact on the Corporation’s business and its customers

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets the Corporation serves. The Corporation’s customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair the Corporation’s customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If its customers experience financial stress, the Corporation could see an increase in loan delinquencies and credit losses, negatively affecting its asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to the Corporation’s long-term success. While it actively monitors economic and policy developments, the Corporation cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on its business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact its financial condition, results of operations, and future growth prospects.

Risks Related to Regulatory Compliance and Legal Matters

ENB FINANCIAL CORP

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

Future Governmental Regulation and Legislation Could Limit the Corporation’s Future Growth

The Corporation is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the FDIC. As a result, the Corporation is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish corporate governance and eligible business activities for the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and consummate additional acquisitions. In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles, and governmental economic and monetary policies. The Corporation cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

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

ENB FINANCIAL CORP

Risks Related to Mergers and Acquisitions

On February 1, 2026, we completed the acquisition of Cecil Bancorp, Inc. and its wholly-owned subsidiary, Cecil Bank.

Growing by acquisition involves risks

We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network and adding new branch locations in current and future markets we choose to serve. Our ability to manage growth successfully depends on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued growth could materially adversely affect our financial performance.

Goodwill incurred in the acquisition of Cecil may negatively affect our financial condition

To the extent that the acquisition consideration, consisting of the cash issued in the acquisition of Cecil exceeds the fair value of the net assets acquired, including identifiable intangibles, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually or more frequently if events or circumstances warrant. A failure to realize expected benefits of the acquisition could adversely impact the carrying value of the goodwill recognized in the acquisition and, in turn, negatively affect our financial results. The goodwill that results from the transaction will also negatively impact tangible and regulatory capital ratios.

We may be unable to successfully integrate Cecil’s operations

The acquisition of Cecil and Cecil Bank involve the integration of companies that previously operated independently of the Corporation. The difficulties of combining the companies’ operations include:

•	integrating personnel with diverse business backgrounds.
•	integrating departments, systems, operating procedures, and information technologies.
•	combining different corporate cultures; retaining existing customers and attracting new customers.
•	and retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.

The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of the Corporation and Cecil. If we are unable to successfully integrate, the anticipated benefits and cost savings of the acquisition may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, with regard to any acquisition, a significant change in interest rates or economic conditions or decline in asset valuations may also cause us not to realize expected benefits and result in the acquisition not being as accretive as expected.

Unanticipated costs relating to the acquisition could reduce our future earnings per share

We believe that we have reasonably estimated the likely costs of integrating the operations of the Corporation and Cecil, and the incremental costs of operating as a combined company. However, it is possible that we could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, which could result in the acquisition not being as accretive as expected or having a dilutive effect on the combined company’s earnings per share.

ENB FINANCIAL CORP

The market price of our common stock after the acquisition may be affected by factors different from those affecting our shares currently

The businesses of the Corporation and Cecil and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of us. The market value of our common stock fluctuates based upon various factors, including changes in our business, operations or prospects, market assessments of the acquisition, regulatory considerations, market and economic considerations, and other factors. Further, the market price of our common stock after the acquisition may be affected by factors different from those currently affecting our common stock.

Risks Associated with the Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for shareholders to resell their shares of common stock when they desire and at prices, they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

ENB FINANCIAL CORP

If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it will likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on the Corporation’s stock price. New investors also may have rights, preferences, and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders. The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, the Corporation cannot be certain of its ability to raise additional capital on acceptable terms and acceptable time frames or to raise additional capital at all. If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of operations, we collect and store confidential information, including personal data relating to depositors, borrowers, employees, contractors, vendors, and suppliers. We rely extensively on the secure processing, storage, and transmission of sensitive financial, personal, and proprietary information within our computer systems and networks.

The Corporation maintains a comprehensive Information Security Program aligned with the National Institute of Standards and Technology Cybersecurity Framework (NIST-CSF), applicable regulatory guidance, and recognized industry standards. Core components of this program include a risk assessment framework to identify, evaluate, and mitigate cybersecurity risks; a vendor management program addressing third-party risk; a business continuity program designed to support operational resilience; and an incident response program establishing protocols for cybersecurity incident management and notification.

The Chief Information Security Officer (CISO) oversees these programs and reports regularly to management committees, including the Senior Leadership Committee, ERM Governance Committee, and Operational Risk Committees. The CISO operates within the risk management function and reports directly to the Chief Risk Officer, who reports to the Board of Directors. With more than twenty-five years of relevant professional experience and multiple industry certifications, the CISO provides periodic updates to the Board, including a comprehensive annual report. The Information Security, Vendor Management, Business Continuity, and Incident Response Programs are reviewed and approved by the Board annually.

The ISO maintains risk assessments for critical information systems, vendors, and processes. A third-party risk assessment platform, together with the NIST CSF 2.0 framework, is used annually to evaluate risk. Third parties are assessed based on service type and associated compliance, financial, operational, and security risks. The scope of due diligence and ongoing monitoring is commensurate with the level of risk identified.

All employees and directors receive cybersecurity awareness training upon hire and at least annually thereafter. In addition, simulated phishing exercises are conducted regularly to assess awareness and provide supplemental

ENB FINANCIAL CORP

training when needed. The Corporation employs data loss prevention and web filtering technologies to help prevent unauthorized data exfiltration and block malicious content. Regular penetration testing and vulnerability scanning are performed to assess control effectiveness. Our cybersecurity strategy follows a layered defense-in-depth approach that integrates people, processes, and technology to monitor, detect, and respond to suspicious activity, including potential advanced persistent threats.

Access to data and systems is granted solely on a need-to-know basis aligned with job responsibilities. The Information Security Department approves all access changes, and critical system access rights are reviewed at least annually.

The Corporation maintains a cross-functional Incident Response Team trained to respond to cybersecurity events. The team conducts annual tabletop exercises and is responsible for ensuring required notifications are made in accordance with applicable laws, regulations, and internal policies.

For the year ended December 31, 2025, the Corporation did not experience any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, its operations, financial condition, or results.

Item 2. Properties

As of December 31, 2025, ENB Financial Corp and Ephrata National Bank owned and leased buildings in the normal course of business. The headquarters of ENB Financial Corp and main office of Ephrata National Bank is at 31 East Main Street, Ephrata, Pennsylvania. As of December 31, 2025, the Bank owned twenty (20) properties and leased seven (7) properties. These properties are adequate for their intended and present utilization.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.10 per share. As of December 31, 2025, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,692,991 shares outstanding to approximately 850 shareholders.

The Corporation’s common stock is traded on a limited basis on the OTCQX Best Market under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

ENB FINANCIAL CORP

	2025			2024
	High	Low	Dividend	High	Low	Dividend

First quarter	$18.00	$15.88	$0.18	$15.50	$14.05	$0.17
Second quarter	17.50	15.50	0.18	15.24	14.21	0.17
Third quarter	20.05	16.75	0.18	17.05	14.50	0.17
Fourth quarter	23.22	19.63	0.18	20.00	16.46	0.18

Dividends

The Corporation, and before it the Bank, since 1973 has generally paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying regular quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings and legal restrictions. The dividend payments reflected above amount to a dividend payout ratio between 25.5% and 18.9% for 2024 and 2025. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. Under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially and historically have come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2025.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2025	—	$—	—	200,000
November 2025	15,000	22.10	15,000	185,000
December 2025	—	—	—	185,000

Total	15,000

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of December 31, 2025, 15,000 shares had been purchased under this plan.

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

Strategic Overview

ENB Financial Corp (the “Corporation”) and its wholly owned subsidiary, Ephrata National Bank (the “Bank”), are committed to remaining an independent community bank serving its market area. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 144 years of existence until February 1, 2026 when it effected the Acquisition. The Board and Management are committed to the principles and values that have served the Corporation well over its history and the desire is to produce strong financial results that will engender trust from the Bank’s customers and favorable returns to the shareholders.

Results of Operations

Overview

The Corporation’s net income of $21,559,000 for the year ended December 31, 2025, a $6,242,000, or 40.8% increase over the year ended December 31, 2024. Earnings per share, basic and diluted, were $3.80 in 2025, compared to $2.71 in 2024. A number of items positively impacted net income and led to record earnings.

Net interest income (NII) increased by $11,963,000, or 21.1%, for the year ended December 31, 2025 compared to 2024. Growth in interest-earning assets coupled with actively managing costs of deposits resulted in increased NII, and improvement in net interest margin by 32 basis points, from 2.87% for the year ended December 31, 2024 to 3.19% in 2025.

The Corporation recorded an $887,000 provision for credit losses in 2025, compared to $1,015,000 in 2024. The lower provision in 2025 was primarily caused by favorable credit conditions.

Other income totaled $18,037,000 for the year ended December 31, 2025, a decrease of $93,000 from 2024. Excluding the impact of debt and equity securities gains of $159,000 in 2024 compared to securities losses of $206,000 for the year ended December 31, 2025, other income increased 1.5%.

Operating expenses, which included $698,000 of acquisition-related expenses pertaining to the Corporation’s acquisition of Cecil Bancorp, Inc. in February 2026, totaled $59,119,000 for the year ended December 31, 2025, an increase of 7.0% from 2024. Other operating expenses outside of salaries and benefits increased due to expanded investments and initiatives in technology, increased occupancy costs with the opening of a new branch, and acquisition-related expenses.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. These ratios for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024

Return on Average Assets	0.98%	0.75%

Return on Average Equity	15.17%	12.13%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	Net interest income
•	Provision for credit losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In 2025, NII generated 79.2% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 75.8% in 2024. This increase is a result of higher levels of interest income in 2025 compared to the prior year. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis (in thousands). For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis assuming a 21% tax rate, less impact of interest expense disallowance. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis.

	2025	2024
	$	$

Total interest income	106,109	92,868
Total interest expense	37,405	36,127

Net interest income	68,704	56,741
Tax equivalent adjustment	411	343

Net interest income
(fully taxable equivalent)	69,115	57,084

NII is the difference between interest income earned on interest-earnings assets and interest expense incurred on interest-bearing liabilities. Two factors impact NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest-bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. As the Federal Reserve began lowering overnight rates in 2024 and 2025, asset yields did not decline as quickly and the Corporation managed liability rates well, moderating the negative impact on net interest margin.

The Corporation’s NII on a taxable equivalent basis increased by $12,031,000, or 21.1%, for the year ended December 31, 2025 compared to 2024. The improvement in NII resulted in net interest margin increasing from 2.87% for the year ended December 31, 2024 to 3.19% in 2025. Interest-earning assets increased $174,324,000 from December 31, 2024 to December 31, 2025, as the Corporation was able to grow both average loans and securities due to strong growth combined with the successful strategy of leveraging the balance sheet with derivatives. The Corporation’s ability to actively manage its deposit costs also contributed to the improvement in net interest income.

Interest income on a taxable equivalent basis totaled $106,520,000 for the year ended December 31, 2025, an increase of $13,309,000, or 14.3%. Interest income on loans was the primary reason for the increase, as strong loan production combined with improvements on rates earned led to the increase. Interest income on securities also improved, as the 2024 leverage strategy implemented in the last half of the year was in effect for the entire year in 2025 and benefited from the higher yielding securities purchased. The yield earned on interest earning assets improved from 4.69% for the year ended December 31, 2024 to 4.92% in 2025.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s overall cost of funds for the year ended December 31, 2025 was 2.61%, an improvement from 2.78% in 2024. The Corporation was able to actively manage its deposit costs downward as interest rates were lowered in 2025 and contributed to the cost deposit costs. In connection with the Corporation’s leverage and derivative strategy, short-term borrowings were utilized to partially fund the strategy and resulted in higher average balances and interest expense for the year ended December 31, 2025 compared to 2024. Interest expense on long-term borrowings declined principally due to a $15,984,000 advance that matured in 2025. Interest expense and the average rate paid on subordinated debt increased, as the Corporation issued $42,500,000 of debentures in December 2025, with higher rates than the first two issuances.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases (in thousands).

	2025 vs. 2024
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(343)	(857)	(1,200)

Securities available for sale:
Taxable	4,650	1,686	6,336
Tax-exempt	(208)	(8)	(216)
Total securities	4,442	1,678	6,120
Loans	4,024	4,213	8,237
Regulatory stock	164	(12)	152

Total interest income	8,287	5,022	13,309

INTEREST EXPENSE

Deposits:
Demand deposits	1,033	(2,051)	(1,018)
Savings deposits	(3)	(36)	(39)
Time deposits	2,390	(1,957)	433
Total deposits	3,420	(4,044)	(624)
Borrowings:
Short-term borrowings	2,114	(9)	2,105
Long-term debt	(688)	328	(360)
Subordinated debt	95	62	157
Total borrowings	1,521	381	1,902

Total interest expense	4,941	(3,663)	1,278

NET INTEREST INCOME	3,346	8,685	12,031

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	2025			2024

	Average		Yield/	Average		Yield/
	Balance	Interest (e)	Rate (e)	Balance	Interest (e)	Rate (e)
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	41,304	983	2.38	50,416	2,183	4.33

Securities available for sale:
Taxable	502,362	20,380	4.06	384,625	14,044	3.65
Tax-exempt	139,895	2,701	1.93	150,659	2,917	1.94
Total securities (d)	642,257	23,081	3.59	535,284	16,961	3.17

Loans (a)	1,468,948	81,545	5.55	1,394,437	73,308	5.26

Regulatory stock	10,870	911	8.38	8,918	759	8.51

Total interest earning assets	2,163,379	106,520	4.92	1,989,055	93,211	4.69

Non-interest earning assets (d)	47,500			52,515

Total assets	2,210,879			2,041,570

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	539,226	13,121	2.43	500,739	14,139	2.82
Savings accounts	285,134	248	0.09	287,709	287	0.10
Time deposits	431,684	16,421	3.80	372,087	15,988	4.30
Total deposits	1,256,044	29,790	2.37	1,160,535	30,414	2.62
Short-term borrowings	60,729	2,499	4.12	9,347	394	4.22
Long-term debt	74,423	3,009	4.04	92,034	3,369	3.66
Subordinated debt	41,536	2,107	5.07	39,637	1,950	4.92
Total interest bearing liabilities	1,432,732	37,405	2.61	1,301,553	36,127	2.78

Non-interest bearing liabilities:
Demand deposits	622,098			600,567
Other	13,949			13,164

Total liabilities	2,068,779			1,915,284

Stockholders' equity	142,100			126,286

Total liabilities & stockholders' equity	2,210,879			2,041,570

Net interest income (FTE)		69,115			57,084
Net interest spread (b)			2.31			1.91
Effect of non-interest bearing funds			0.88			0.96
Net yield on interest earning assets (c)			3.19			2.87

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $1,866,000 in 2025 and $2,000,000 in 2024. Such fees recognized through income and included in the interest amounts totaled ($245,000) in 2025 and ($115,000) in 2024.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.
(e)	Yields and interest income on tax-exempt assets have been computed on a tax-equivalent basis assuming a 21% tax rate, adjusted for interest expense disallowance.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision expense of $856,000 for credit losses related to loans, a provision of $31,000 related to unfunded commitments, and $0 related to available-for-sale debt securities for the year ended December 31, 2025, compared to $1,017,000 expense related to loans, $2,000 release for unfunded commitments, and $0 related to available-for-sale debt securities for the year ended December 31, 2024. The provision expense was lower in 2025 due to favorable credit conditions. As of December 31, 2025, the allowance as a percentage of total loans was 1.11%, compared to 1.13% at December 31, 2024.

Management continues to evaluate the allowance for credit losses in relation to the growth or decline of the loan portfolio and its associated credit risk and believes the provision and the allowance for credit losses are adequate to provide for future losses. For further discussion, see the “Allowance for Credit Losses” section in Management’s Discussion and Analysis.

Other Income

Other income for 2025 was $18,037,000, a decrease of $93,000, or 0.5%, compared to the $18,130,000 earned in 2024. The following table details the categories that comprise other income (dollars in thousands).

			2025 vs. 2024
	2025	2024	Increase (Decrease)
	$	$	$	%
Trust and investment services	3,603	3,665	(62)	(1.7)
Service fees	5,709	5,864	(155)	(2.6)
Commissions	4,123	4,076	47	1.2
Net (losses) gains on debt and equity securities	(206)	159	(365)	(229.6)
Gains on sale of mortgages	1,878	1,826	52	2.8
Earnings on bank-owned life insurance	1,144	1,259	(115)	(9.1)
Other miscellaneous income	1,786	1,281	505	39.4

Total other income	18,037	18,130	(93)	(0.5)

Service charges on deposit accounts totaled $5,709,000 for the year ended December 31, 2025, a decrease of $155,000, or 2.6%, compared to the prior year, primarily as a result of lower fees on an off-balance sheet sweep product. The Corporation recorded $206,000 in losses on debt and equity securities for the year ended December 31, 2025, compared to gains of $159,000 in 2024. Sales of securities in both years were driven by asset liability management strategies to fund higher yield assets. Mortgage gains were higher in 2025, by $52,000, or 2.8%, due to favorable market conditions which led to increased profit margins on loans sold. Earnings on bank-owned life insurance (BOLI) decreased by $115,000, or 9.1%, for the year ended December 31, 2025 compared to 2024, primarily attributed to a BOLI death benefit recorded during 2024. Other miscellaneous income increased by $505,000, or 39.4%, for the year ended December 31, 2025 compared to 2024 primarily the result of sales tax refunds.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $59,119,000, an increase of $3,888,000, or 7.0%, compared to $55,231,000 in 2024. The following table provides details of the Corporation’s operating expenses for the last two years along with the percentage increase or decrease compared to the previous year (dollars in thousands).

ENB FINANCIAL CORP

Management’s Discussion and Analysis

			2025 vs. 2024
	2025	2024	Increase (decrease)
	$	$	$	%

Salaries and employee benefits	34,671	34,043	628	1.8
Occupancy	3,606	3,333	273	8.2
Equipment	1,637	1,298	339	26.1
Advertising & marketing	1,387	1,152	235	20.4
Computer software & data processing	7,339	6,264	1,075	17.2
Shares tax	1,538	1,376	162	11.8
Professional services	3,434	3,277	157	4.8
Merger related expenses	698	—	698	—
Other expenses	4,809	4,488	321	7.2
Total operating expenses	59,119	55,231	3,888	7.0

Salaries and employee benefits are the largest category of operating expenses. For the year ended December 31, 2025, salaries and benefits increased $628,000, or 1.8%, compared to 2024. The increase in salary costs was primarily due to merit increases and increased cost of health insurance, partially offset by lower levels of incentive compensation. Occupancy expenses increased $273,000, or 8.2% for the year ended December 31, 2025 compared to 2024 due to inflationary pressures combined with the opening of the downtown Lititz branch in June 2025. Equipment, computer software and data processing on a combined basis have increased 18.7% from $7,562,000 for the year ended December 31, 2024 to $8,976,000 for 2025 as a result of residual core conversion costs, evolution of products and services to meet customer needs, increased costs associated with greater transactions, and outsourcing the servicing and balancing of our ATMs. Advertising and marketing expenses increased by $235,000, or 20.4% for the year ended December 31, 2025 compared to 2024, as there was greater emphasis on media advertising and sponsorships of community activities. Shares tax expense is based on the Bank’s level of shareholders’ equity, and as a result of the increase in shareholders’ equity, the charge of $1,538,000 for the year ended December 31, 2025 increased $162,000, or 11.8%, over 2024. Acquisition-related expenses of $698,000 were recorded related to the previously announced Cecil Bank Acquisition, which closed on February 1, 2026. Other expenses totaled $4,809,000 for the year ended December 31, 2025, an increase of $321,000, or 7.2%, over 2024 primarily as a result of higher insurance assessments, increased fraud related charges and higher levels of charitable contributions.

Income Taxes

Nearly all of the Corporation’s income is taxed at the federal statutory corporate rate of 21%. The holding company is also subject to Pennsylvania Corporate Net Income Tax; however, very limited taxable activity is conducted at the holding company level. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is currently subject to the minimal state income tax in an adjacent state with nexus and also is subject to Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

Income tax expense totaled $5,176,000 and $3,308,000 for the years ended December 31, 2025 and 2024. The effective tax rate for 2025 was 19.4% compared to 17.8% in 2024. Generally, the Corporation’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt investment securities and loans, and income from life insurance policies, partially offset by disallowed interest expense and acquisition-related expenses. The increase in the effective tax rate is the result of higher levels of income before taxes subject to the statutory tax rate, combined with non-deductible acquisition-related expenses.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Balance Sheet Overview and Liquidity

The Corporation maintains liquid assets at adequate levels in order to meet the needs of our balance sheet. Our primary source of liquidity is core deposits and our available-for-sale investment portfolio, both of which provide more than enough liquidity to fund loans to customers and any other funding needs.

A portion of our liquidity consists of cash and cash equivalents and borrowings. At December 31, 2025, cash and cash equivalents amounted to $60,573,000, a decrease of $8,336,000, or 12.1%, from balances at December 31, 2024. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed securities, and increases in deposit accounts. As of December 31, 2025, we had outstanding borrowings from the FHLB of $127,838,000 and subordinated debt of $81,413,000.

At December 31, 2025, the Corporation had $603,034,000 in outstanding loan commitments, which included $68,145,000 in firm loan commitments, $507,785,000 in unused lines of credit, and open letters of credit of $27,104,000. Certificates of deposit due within one year totaled $332,212,000, or 82.6% of certificates of deposit. The Corporation believes, based on past experience, that a significant portion of certificates of deposit will remain at the Corporation upon maturity and ample liquidity exists outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $25,116,000 and $15,815,000 for the years ended December 31, 2025 and 2024, respectively. Net cash used for investing activities was $38,367,000 and $237,881,000 in fiscal years 2025 and 2024, respectively, reflecting our loan and investment security activities in the respective periods. Cash provided by financing activities amounted to $4,915,000 and $201,979,000 for years ended December 31, 2025 and 2024. Financing activities in 2024 were influenced by brokered deposits and short term borrowings that were used to fund investment growth and increase net interest income.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2025, the Corporation had $588,949,000 of debt and equity securities, compared to $626,140,000 at December 31, 2024.

In the third quarter of 2024, the Corporation adopted an investment strategy to add $200 million of investments, both agency and non-agency collateralized mortgage obligations consistent with investment policy credit quality parameters, in order to protect interest income in a rising rate environment. The goal of this strategy was to reduce the interest rate risk that management believes was necessary to address the Corporation’s long-term fixed rate assets. The Corporation paired the investments with off-balance sheet pay-fixed interest rate swaps to mitigate the identified rates-up risk. The leverage strategy was funded primarily by callable brokered certificates of deposit and a small portion of short-term FHLB borrowings. The funding was chosen to allow for maximum flexibility to protect against rates-down risk. With this strategy, the Corporation has the ability to call the brokered CDs and replace them at lower market rates or unwind the swaps and offset with gains on the investments.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s U.S. Treasury sector and U.S. government agency sectors stayed relatively flat since December 31, 2024. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. These bonds pay monthly principal and interest, and the Corporation has invested into this sector in conjunction with the strategy discussed above. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of December 31, 2025, this sector stood at $143.5 million, a decrease of $1.7 million year over year. There were no concentrations of issuers greater than 10% of the securities portfolio.

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2024, by $6.3 million, or 11.0%. ABS are floating rate student loan pools which are instruments that perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio but have a higher yield because of the longer interest rate risk. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. The Corporation sold some municipal bonds early in 2025 recognizing that the earn-back period would be within the same calendar year due to the higher yield of the replacement assets. As a result, the portfolio declined by $6.6 million, or 3.7% from December 31, 2024, to December 31, 2025. Municipal bonds represented 29.7% of the debt securities portfolio as of December 31, 2025, compared to 29.0% as of December 31, 2024. The largest geographical concentrations as of December 31, 2025, were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of December 31, 2025, the Corporation’s corporate bonds decreased by $7.9 million, or 15.0%, from balances at December 31, 2024, as certain corporate bonds were called and redeemed as they converted from fixed to floating rates of interest. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties. The fair value of corporate bonds decreased primarily as a result of maturing bonds during 2025.

The following table presents investment securities at December 31, 2025 by expected maturity, including scheduled repayments, and the weighted average yield for each maturity presented. Actual maturities may differ from expected maturities because of differences in assumptions on prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost (dollars in thousands).

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	14,927	1.40	—	—	—	—	14,927	1.40
U.S. government agencies	2,500	0.74	13,900	0.80	—	—	—	—	16,400	0.79
U.S. agency mortgage-backed securities	199	2.36	27,308	2.41	5,524	2.71	255	2.96	33,286	2.46
U.S. agency collateralized mortgage obligations	79	2.72	17,889	2.13	80,635	4.52	8,989	3.57	107,592	4.04
Non Agency MBS/CMO	5,872	6.30	25,152	5.62	39,654	4.57	74,209	4.55	144,887	4.81
Asset-backed securities	2,186	5.48	30,531	5.07	18,589	5.09	—	—	51,306	5.09
Corporate bonds	4,013	1.56	28,702	1.75	14,650	3.89	—	—	47,365	2.39
Obligations of states and political subdivisions	2,018	3.02	54,025	1.82	58,060	2.14	77,327	1.98	191,430	1.99

Total securities available for sale	16,867	3.79	212,434	2.73	217,112	3.85	160,780	3.26	607,193	3.30

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding totaled $1,515,745,000 at December 31, 2025, an increase of $88,476,000, or 6.2%, from $1,427,269,000 at December 31, 2024. Strong sales efforts led to an increase in balance across most categories of loans. The Corporation’s strategic plan specifically focused on managed loan growth while maintaining quality of credit standards.

Agriculture loans increased to $317,957,000 at December 31, 2025, from $289,284,000 at December 31, 2024. Business loans increased by $33,753,000 during the year end December 31, 2025 from $360,805,000 at December 31, 2024.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, at $5,703,000 as of December 31, 2025, and $6,603,000 as of December 31, 2024. These loans consist of personal loans, automobile loans, and other consumer-related loans. Home equity loans increased by $23,040,000 during 2025 from $118,329,000 million at December 31, 2024.

Non-owner occupied CRE loans increased by $33,286,000 during 2025, from $136,298,000 at at December 31, 2024 to $169,584,000 at December 31, 2025. The non-owner occupied CRE loans are further segmented by property type with the largest concentration in multi-family representing 20.1% of total non-owner occupied CRE loans outstanding at December 31, 2025. Office space loans represent only 4.2% of total non-owner occupied CRE loans outstanding and retail center loans represent 6.1% of total non-owner occupied CRE loans outstanding. There is no significant single concentration in this category of loans. Total non-owner occupied CRE represents 71.0% of total risk-based capital at December 31, 2025.

The residential real estate category represents the largest group of loans for the Corporation. The residential real estate category of total loans decreased from $514,120,000 on December 31, 2024, to $484,337,000 on December 31, 2025. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and construction loans. The decline in the residential real estate category is the result of less construction loans at December 31, 2025 than the prior year, and as individual residential loans moved to permanent financing they were sold on the secondary market. Additionally, some other residential projects were completed and moved to other loan categories. The Corporation strategically generated more fixed-rate mortgages during 2025 that were sold on the secondary market resulting in higher levels of gains on mortgages sold.

The following tables show the maturities for the loan portfolio as of December 31, 2025, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year (in thousands):

		Due After	Due After
		One Year	Five Years
	Due in One	Through	Through	Due After
	Year or Less	Five Years	15 Years	15 Years	Total
	$	$	$	$	$

Agriculture	2,937	50,951	89,375	174,694	317,957
Business Loans	5,691	109,230	147,006	132,631	394,558
Consumer	232	4,190	342	939	5,703
Home Equity	193	4,339	23,034	113,803	141,369
Non-Owner Occupied CRE	26,385	33,597	51,672	57,930	169,584
Residential Real Estate	1,354	7,620	40,439	434,924	484,337
Total amount due	36,792	209,927	351,868	914,921	1,513,508

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The breakdown of loans due after one year, broken down between fixed and floating or adjustable rates is as follows (in thousands):

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Agriculture	19,852	295,168	315,020
Business Loans	72,057	316,810	388,867
Consumer Loans	2,902	2,569	5,471
Home Equity	23,519	117,657	141,176
Non-Owner Occupied CRE	29,029	114,170	143,199
Residential Real Estate	158,971	324,012	482,983

Total amount due	306,330	1,170,386	1,476,716

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Out of all the loans due after one year, $306,330,000, or 20.7%, are fixed-rate loans as of December 31, 2025. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. The remaining $1,170,386,000, or 79.3% of loans due after one year, are made up of loans that are floating rates of interest or loans that will reprice at a predetermined time in the amortization of the loan. True floating rate loans that would immediately reprice according to changes in the prime or LIBOR rates are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets (dollars in thousands) include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Other real estate owned

	December 31,
	2025	2024
	$	$

Non-accrual loans	9,336	11,887
Loans past due 90 days or more and still accruing	—	—
Total non-performing loans	9,336	11,887

Other real estate owned	—	—

Total non-performing assets	9,336	11,887

Non-accrual loans to total loans	0.62%	0.83%
Non-performing loans to total loans	0.62%	0.83%
Allowance for credit losses to total loans	1.11%	1.13%
Allowance for credit losses to non-accrual loans	180.87%	135.63%
Allowance for credit losses to non-performing loans	180.87%	135.63%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-performing assets decreased by $2,551,000, or 21.5%, from December 31, 2024, to December 31, 2025, primarily due to the payoff of two unrelated agricultural loans with two separate borrowers that were experiencing payment defaults and a real estate loan that was taken by the Corporation through sheriff sale and later sold.

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

As of December 31, 2025 and 2024, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

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

The calculation, and detailed analysis supporting it, emphasizes the level of delinquent, non-performing and classified loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly credit loss calculation, management will adjust the allowance for credit losses through the provision, as necessary. Changes to the allowance for credit losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for credit losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In recent years, the Corporation has primarily recorded provision expenses in order to account for the growth in the loan portfolio as well as adjustments for asset quality trends.

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio as of December 31, 2025 and December 31, 2024 (in thousands):

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	2025	2024
	$	$

Loans charged-off:
Agriculture	—	25
Consumer Loans	69	73
Home Equity	3	—
Residential Real Estate	84	—
Total loans charged-off	156	98

Recoveries of loans previously charged-off
Agriculture	25	—
Business Loans	6	6
Consumer Loans	33	21
Total recoveries	64	27

Net charge-offs (recoveries)
Agriculture	(25)	25
Business Loans	(6)	(6)
Consumer Loans	36	52
Home Equity	3	—
Residential Real Estate	84	—
Total net charge-offs (recoveries)	92	71

Average loans outstanding
Agriculture	299,362	269,693
Business Loans	370,027	361,303
Consumer Loans	6,186	6,415
Home Equity	131,282	112,985
Non-Owner Occupied CRE	158,518	132,524
Residential Real Estate	500,359	508,795
Total average loans outstanding	1,465,734	1,391,715

Net charge-offs (recoveries) as a % of average loans outstanding
Agriculture	(0.01% )	0.01%
Business Loans	0.00%	0.00%
Consumer Loans	0.58%	0.81%
Home Equity	0.00%	0.00%
Non-Owner Occupied CRE	0.00%	0.00%
Residential Real Estate	0.02%	0.00%
Total net charge-offs as a % of average loans outstanding	0.01%	0.01%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications. The percentage of allowance indicates the percentage of the total allowance, and the percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type as of December 31, 2025 and December 31, 2024 (in thousands):

	2025			2024
		% of	% of		% of	% of
	$	Allowance	Loans	$	Allowance	Loans

Agriculture	4,352	25.8	21.0	3,303	20.5	20.3
Business Loans	3,248	19.2	26.1	3,234	20.1	25.3
Consumer Loans	365	2.2	0.4	327	2.0	0.5
Home Equity	2,785	16.5	9.3	2,644	16.4	8.3
Non-Owner Occupied CRE	1,342	7.9	11.2	933	5.8	9.5
Residential Real Estate	4,794	28.4	32.0	5,681	35.2	36.1
Total allowance for credit losses	16,886	100.0	100.0	16,122	100.0	100.0

The movement within the classifications is consistent with the individual categories’ end-of-year balances.

Deposits

The Corporation’s total ending deposits at December 31, 2025 of $1,873,361,000 decreased by $17,082,000, or 0.9%, from December 31, 2024. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2025, the Corporation grew core deposits at a slower pace due to the rapidly rising rate environment and the financial/product options available to customers. Also, 2024 included brokered deposit growth for the Corporation’s leverage strategy, which was not replicated in 2025.

The Deposits by Major Classification table, shown below, provides the average balances of each category for December 31, 2025 and December 31, 2024 (in thousands):

	2025		2024
	$	%	$	%

Non-interest bearing demand	622,098	—	600,567	—
Interest-bearing demand	371,787	2.75	342,043	3.22
Money market deposit accounts	167,439	1.74	158,696	1.96
Savings accounts	285,134	0.09	287,709	0.10
Time deposits	431,684	3.80	372,087	4.30
Total deposits	1,878,142		1,761,102

The average balance of the Corporation’s core deposits (total deposits less time deposits), increased by 4.1%, or $57,442,000 from December 31, 2024, to December 31, 2025. Average non-interest-bearing demand accounts increased by $21,531,000, or 3.6%, and are the Corporation’s cheapest source of funding for balance sheet growth. Average interest-bearing demand accounts grew by $29,743,000, or 8.7% . Average money market account balances increased by $8,743,000, or 5.5%, and average savings accounts decreased by $2,575,000, or 0.9%, from December 31, 2024 to December 31, 2025. The growth in average balances in demand and money market accounts is due to competitive interest rates and deepening retail and commercial customer relationships.

Time deposits are typically a more rate-sensitive product, making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. In 2025, average time deposit balances increased $59,598,000, or 16.0%, compared to average balances during 2024, due to a full year of the derivative strategy that funded investment growth primarily with callable brokered CDs, compared to a partial year in 2024.

As of December 31, 2025, time deposits of $250,000 or more made up 17.1% of the total time deposits. This compares to 15.4% on December 31, 2024. The total dollar amount of time deposits of $250,000 or more increased $2,666,000, or 4.0%, from December 31, 2024 to December 31, 2025. Since time deposits of $250,000 or more are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $250,000 or more and related uninsured amounts for the past two years by maturity distribution (in thousands).

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	Add December 31,		Add December 31,
	2025		2024
	Total	Uninsured	Total	Uninsured
	$	$	$	$

Three months or less	18,854	7,104	39,025	16,025
Over three months through six months	24,920	11,169	14,014	4,514
Over six months through twelve months	25,115	10,116	12,907	5,407
Over twelve months	—	—	288	38
Total	68,889	28,389	66,234	25,984

As of December 31, 2025 and 2024, the total uninsured deposits of the Corporation were approximately $258,136,000 and $227,993,000, or 13.8% and 12.1% of total deposits, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. Certain deposits over $250,000 are also secured by pledged investment securities.

Borrowings

Total borrowings were $209,251,000 and $183,538,000 at December 31, 2025 and 2024. Short-term borrowings with the Federal Home Loan Bank (FHLB) remained at $60,000,000 at December 31, 2025 and December 31, 2024. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $67,838,000 at December 31, 2025 from $83,822,000 at December 31, 2024. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. The increase in total borrowing balances during the year was related to an issuance of $41,500,000, net of costs, in subordinated debt. As of December 31, 2025, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $731.4 million as of December 31, 2025.

In addition to the long-term advances funded through the FHLB, the Corporation has completed three separate subordinated debt offerings in 2020, 2022 and 2025. Total subordinated debt outstanding at December 31, 2025 and 2024 is $81,413,000 and $39,716,000. The purpose of the subordinated debt offerings was to fund Bank growth, as the proceeds raised are considered Tier 2 capital for the Corporation, and portions of the cash proceeds were contributed as capital to the Bank, which is considered Tier 1 capital. Each of the notes has a fixed rate of interest for the first five years and then converts to a floating rate of interest for the last five years. After the fixed rate period, the Corporation can redeem the notes at par. In January 2026, $20,000,000 subordinated debt, representing the entire 2020 first issuance, was redeemed at par with proceeds raised from the 2025 subordinated debt issuance.

For additional information on borrowings, refer to Note G, “Short Term Borrowings,” and Note H – “Other Borrowed Funds” included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Stockholders’ Equity

Capital Resources. The management of capital in a regulated financial services industry must balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Corporation’s capital management strategies have historically been to provide an attractive rate of return to investors from both dividend payments and stock appreciation, while maintaining a “well capitalized” position of regulatory strength.

Total stockholders’ equity increased $30,070,000 from $130,984,000 at December 31, 2024 to $161,054,000 at December 31, 2025. The primary reason for the increase in stockholders’ equity was net income of $21,559,000 less dividends declared of $4,084,000. In addition, market conditions led to $12,006,000 of other comprehensive income for the year, primarily in appreciation in securities available for sale.

Capital Adequacy. Federal regulatory authorities require banks to meet minimum capital levels. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Corporation’s and Bank’s financial statements. The Corporation, as well as the Bank, maintains capital ratios above those minimum levels.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Quantitative measures established by regulators to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1capital (as defined) to risk weighted assets, and of Tier 1 capital to average assets (as defined). Regulatory guidelines determine the risk-weighted assets by assigning assets to defined specific risk-weighted categories. The Bank and Corporation have elected not to include accumulated other comprehensive income (loss) in their Tier 1 and total capital calculations. However, the changes in investment unrealized gains and losses do impact tangible capital on the balance sheet and was adversely impacted by the dramatic increase in market interest rates during years prior to 2024. The primary difference between Tier 1 and total capital is the inclusion of the allowance for credit and off-balance sheet losses, and in the case of the Corporation, eligible subordinated debt.

The consolidated asset limit on small bank holding companies is $3 billion and a corporation with assets under that limit is not subject to the consolidated capital rules but may disclose capital amounts and ratios. The Corporation has elected to disclose those amounts and ratios. The differences between the Bank’s and Corporation’s Tier 1 capital and ratios is the manner in which subordinated debt is treated. At the Corporation it is treated as Tier 2 capital. The Corporation uses a portion of the cash proceeds of subordinated debt and contributes it as additional capital to the Bank, which qualifies as Tier I capital.

Tables presenting the Corporation and Bank’s capital amounts and regulatory capital ratios at December 31, 2025 and 2024 are included in Note M, Regulatory Matters and Restrictions, to the Consolidated Financial Statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data”. The Corporation considers the capital ratios of the Bank to be the relevant measurement of capital adequacy. The Bank’s capital ratios at December 31, 2025 and 2024 are as follows:

			To be Well
			Capitalied Under
			Prompt Corrective
	2025	2024	Action Regulations
Tier 1 leverage (to average assets) ratio	9.8%	9.1%	5.0%
Common Tier 1 capital (to risk-weighted assets) ratio	13.9%	13.2%	6.5%
Tier 1 risk-based capital (to risk-weighted assets) ratio	13.9%	13.2%	8.0%
Total risk-based capital (to risk-weighted assets) ratio	15.0%	14.4%	10.0%

On February 1, 2026, the Corporation completed its Acquisition of Cecil Bancorp, Inc. in an all-cash transaction. The additional assets and risk-weighted assets that Cecil will contribute to combined assets will lower the Corporation and Bank’s capital ratios as no additional capital was issued in connection with the transaction.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2025 (in thousands) and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	332,212	8,066	62,133	—	402,411
Short-term borrowings (Note G)	60,000	—	—	—	60,000
Long-term FHLB advances (Note H)	28,158	39,680	—	—	67,838
Subordinated debt (Note H)	—	—	20,000	61,413	81,413
Operating leases (Note Q)	542	698	305	1,375	2,920
Total contractual obligations	420,912	48,444	82,438	62,788	614,582

Actual settlement of these obligations may occur prior to settlement date, as the Corporation has the ability to call the brokered deposits and subordinated debt, and payoff borrowings.

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2025, the Corporation had unfunded outstanding commitments to extend credit of $575,930,000 and outstanding standby letters of credit of $27,104,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a discussion of nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Sensitivity Analysis

The table below indicates the impact to the allowance for credit losses on loans if the factors described below were adjusted in the Corporation’s CECL model as of December 31, 2025. Scenario 1 (S1) models 10% chance the realized economy will be better than the baseline, whereas Scenario 3 (S3) models a moderate recession. Management’s best estimate at December 31, 2025 is the baseline scenario, however.

	Increase/(Decrease) ($)	Adjustment Factor
Economic Forecast	(2,454)	If the S1 scenarios were used instead of the Baseline scenario
Economic Forecast	1,200	If 80% Baseline, 10% S1, and 10% S3 weighted scenarios were used instead of the Baseline scenario
Economic Forecast	3,598	If 40% Baseline, 30% S1, and 30% S3 weighted scenarios were used instead of the Baseline scenario
Economic Forecast	14,448	If S3 scenario was used instead of Baseline scenario

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

Gap ratios have been relatively stable for the Corporation throughout 2025. The Corporation’s assets are fairly long, with relatively low levels of cash and cash equivalents. Meanwhile the Corporation’s core deposit liabilities continue to model as long liabilities, with the complement of shorter-term time deposits increasing significantly during 2024 and 2025.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest-term deposits and wholesale borrowings. As of December 31, 2025, the Corporation had lower cash levels than at December 31, 2024. In a falling rate environment, having more liabilities maturing than assets is beneficial because those liabilities can be repriced at lower yields.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2025, for the Bank (in thousands). For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	262,271	179,456	520,717	354,008	953,987
Liabilities maturing	522,889	225,615	158,388	71,267	1,078,525
Maturity gap	(260,618)	(46,159)	362,329	282,741	(124,538)
Cumulative maturity gap	(260,618)	(306,777)	55,552	338,293	213,755

Maturity gap %	50.2%	79.5%	328.8%	496.7%	88.5%

Cumulative maturity gap %	50.2%	59.0%	106.1%	134.6%	110.4%

As of December 31, 2025, cumulative maturity gap ratios were on the low side for up to a year indicating that there

ENB FINANCIAL CORP

Management’s Discussion and Analysis

are more liabilities maturing in the short time frames than assets. For the six-month time frame, the gap ratio was 50.2% and for the one-year cumulative gap, the ratio was 59.0%. For one year to three years, the cumulative gap was 106.1%, representing a higher level of asset maturities versus liabilities. For the three to five-year time frame, the cumulative gap was 134.6%, and for the over five-year time frame, the cumulative gap was 110.4%. In a rising rate environment, higher gap ratios are beneficial as assets can reprice to the higher rates; conversely, in a falling rate environment, lower gap ratios are beneficial as liabilities can reprice to lower market rates. Lower gap ratios are harmful in a rising rate environment as liabilities would potentially be repricing to higher rates faster than assets. Management anticipates stable deposit and borrowings costs with potential savings on the liability side in 2026 should the Federal Reserve move rates down. Stable to lower liability costs will result primarily from deposits continuing to reprice down. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles. Management believes the probability of future Federal Reserve rate decreases is possible in 2026, driven by economic factors, although this probability is lower than a few months ago due to uncertainties around many political and economic issues and the potential to payoff brokered deposits and borrowings.

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

As of December 31, 2025, the Corporation was in the low-risk range for all of the above measurements except for one ratio that fell in the moderate-risk range: investment securities as a percentage of total assets. The investment securities as a percentage of total assets has decreased or improved year over year. While this measurement falls in management’s moderate risk level, it is related to a specific leverage strategy and was measured and documented risk that was accepted as part of a derivative strategy that enhanced net interest income.

The Corporation’s liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for unanticipated liquidity needs.

Interest Rate Risk and Fair Value Risk

Identifying the interest rate risk of the Corporation’s interest earning assets and interest-bearing liabilities is essential to managing net interest margin and net interest income. In addition to the impact on earnings, management is also concerned about how much the value of the Corporation’s assets might fall or rise given an increasing or decreasing interest rate environment. Interest rate sensitivity analysis (IRSA) measures the impact of a change in interest rates on the net interest income and net interest margin of the Corporation, while net portfolio value (NPV) analysis measures the change in the Corporation’s capital fair value, given interest rate fluctuations. Therefore, the two primary approaches to measuring the impact of interest rate changes on the Corporation’s earnings and fair value are referred to as:

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	Deposit and loan balance fluctuations
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2025, and December 31, 2024. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

	2025	2024	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	2.9	1.1	(24.00)
300 basis point rise	2.4	1.4	(20.00)
200 basis point rise	1.7	1.6	(16.00)
100 basis point rise	0.3	1.5	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(4.1)	(1.9)	(12.00)
200 basis point decline	(9.7)	(5.0)	(16.00)
300 basis point decline	(15.0)	(10.0)	(20.00)
400 basis point decline	(19.1)	(15.4)	(24.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

As of December 31, 2025, the above analysis shows a negative impact to the Corporation’s net interest income in all down rate scenarios and positive impact in all up rate scenarios. The Federal Funds rate has fluctuated over the past two years, with the Fed raising rates in 2023 to combat inflation and then cutting rates in 2024 and 2025 as inflation slowed. The Corporation is now experiencing a reduction in the cost of funds on the liability side in pricing its deposits. Net interest income would decrease if rates were lower with the repricing of variable rate loans and securities moving immediately as Prime moves. The Corporation is asset sensitive in the short-term and in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In most of the up rates scenarios, modeled levels of net interest income improved compared to the results as of December 31, 2024. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been slow and steady as the Fed has decreased rates slowly. Asset yields, however, decline at a faster pace which has resulted in the pressure on net interest income shown above. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2025 and December 31, 2024. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of December 31, 2025, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-300 and down-400 basis point rate scenarios. The positive impact of higher rates on both loans and securities was up from December 31, 2024. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. In 2024, deposit growth was stronger and deposit pricing was stabilized resulting in an increase in the benefit in all the rate scenarios. In 2025, deposit growth was relatively flat; however, deposit pricing was lowered throughout the year to maximize profit margins. This reduction in deposit costs resulted in an improvement in the net portfolio value in all the down rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scenarios as of December 31, 2025 and 2024.

CHANGES IN NET PORTFOLIO VALUE

	2025	2024	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	6.9	8.1	(35.00)
300 basis point rise	7.4	8.7	(30.00)
200 basis point rise	6.8	8.1	(25.00)
100 basis point rise	4.5	5.5	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(7.9)	(8.3)	(20.00)
200 basis point decline	(20.4)	(21.7)	(25.00)
300 basis point decline	(38.8)	(41.5)	(30.00)
400 basis point decline	(61.5)	(70.2)	(35.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The results as of December 31, 2025, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 6.9% in the rates-up 400 basis point scenario, and gains of 7.4%, 6.8% and 4.5%, in the rates-up 300, rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

The changes in net portfolio value do show exposure in the down-rate scenarios with the 300 and 400 rate scenarios that are outside of policy guidelines. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits. The Board of Directors monitors this policy exception on a quarterly basis, and measures the risk against expected market conditions at the time, including the likelihood of rates decreasing 300 or 400 basis points in a short period of time.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PITTSBURGH, PA	PHILADELPHIA, PA	WHEELING, WV	STEUBENVILLE, OH
2009 Mackenzie Way • Suite 340	161 Washington Street • Suite 200	980 National Road	511 N. Fourth Street
Cranberry Township, PA 16066	Conshohocken, PA 19428	Wheeling, WV 26003	Steubenville, OH 43952
(724) 934-0344	(610) 278-9800	(304) 233-5030	(304) 233-5030

S.R. Snodgrass, P.C. d/b/a S.R. Snodgrass, A.C. in West Virginia

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

Allowance for Credit Losses (ACL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.5 billion as of December 31, 2025, and the associated ACL was $16.9 million. As discussed in Notes A and C to the financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience, ability, and depth of management, volume and severity of problem credits, changes in the underlying value of collateral, and concentrations of credit.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

Allowance for Credit Losses (ACL) – Qualitative Factors (Continued)

How We Addressed the Matter in Our Audit (Continued)

•	Testing the completeness and accuracy of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.
•	Testing management’s process and evaluating the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative factor adjustments, including the magnitude and directional consistency of the adjustments.

We have served as the Company’s auditor since 2005.

S.R. Snodgrass, P.C.

Conshohocken, Pennsylvania

March 20, 2026

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2025	2024
	$	$
ASSETS
Cash and due from banks	6,630	7,794
Interest-bearing deposits in other banks	53,943	61,115
Total cash and cash equivalents	60,573	68,909
Securities available for sale (at fair value, net of allowance for credit losses of $0)	579,468	616,430
Equity securities (at fair value)	9,481	9,710
Loans held for sale	2,588	3,996
Loans (net of unearned income)	1,515,745	1,427,269
Less: Allowance for credit losses	16,886	16,122
Net loans	1,498,859	1,411,147
Premises and equipment	31,987	27,897
Regulatory stock	10,870	10,789
Bank owned life insurance	37,019	36,014
Other assets	26,882	34,939
Total assets	2,257,727	2,219,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	649,090	631,711
Interest-bearing	1,224,271	1,258,732
Total deposits	1,873,361	1,890,443
Short-term borrowings	60,000	60,000
Long-term debt	67,838	83,822
Subordinated debt	81,413	39,716
Other liabilities	14,061	14,866
Total liabilities	2,096,673	2,088,847
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,692,991 as of 12/31/25, 5,655,270 as of 12/31/24	574	574
Capital surplus	3,979	3,957
Retained earnings	179,481	162,006
Accumulated other comprehensive loss, net of tax	(22,137)	(34,143)
Less: Treasury stock cost on 46,123 shares as of 12/31/25 and 83,844 shares as of 12/31/24	(843)	(1,410)
Total stockholders' equity	161,054	130,984
Total liabilities and stockholders' equity	2,257,727	2,219,831

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2025	2024
	$	$
Interest and dividend income:
Interest and fees on loans	81,234	73,057
Interest on securities available for sale:
Taxable	19,902	13,490
Tax-exempt	2,600	2,824
Interest on deposits at other banks	983	2,183
Dividend income	1,390	1,314

Total interest and dividend income	106,109	92,868

Interest expense:
Interest on deposits	29,790	30,414
Interest on borrowings	7,615	5,713

Total interest expense	37,405	36,127

Net interest income	68,704	56,741

Provision for credit losses	887	1,015

Net interest income after provision for credit losses	67,817	55,726

Other income:
Trust and investment services income	3,603	3,665
Service fees	5,709	5,864
Commissions	4,123	4,076
Losses on sale of debt securities, net	(312)	(97)
Gains on equity securities, net	106	256
Gains on sale of mortgages	1,878	1,826
Earnings on bank owned life insurance	1,144	1,259
Other income	1,786	1,281

Total other income	18,037	18,130

Operating expenses:
Salaries and employee benefits	34,671	34,043
Occupancy	3,606	3,333
Equipment	1,637	1,298
Advertising & marketing	1,387	1,152
Computer software & data processing	7,339	6,264
Shares tax	1,538	1,376
Professional services	3,434	3,277
Merger related expenses	698	—
Other expenses	4,809	4,488

Total operating expenses	59,119	55,231

Income before income taxes	26,735	18,625

Provision for income taxes	5,176	3,308

Net income	21,559	15,317

Per share information:
Basic and diluted earnings per share	3.80	2.71
Dividends per share	0.72	0.69

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2025	2024
	$	$
Net income	21,559	15,317
Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:
Unrealized gains (losses) arising during the period	15,529	(33)
Reclassification adjustment for losses included in net inco me	312	97
Reclassification adjustment for (gains) realized in net income on fair value hedge	(83)	—
Net unrealized gains	15,758	64
Income tax effect	(3,428)	(13)
Net of tax amount	12,330	51
Cash flow hedge:
Changes in unrealized (losses) gains on cash flow hedge	(410)	204
Income tax effect	86	(43)
Net of tax amount	(324)	161
Total other comprehensive income	12,006	212
Total Comprehensive Income	$33,565	$15,529

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, January 1, 2024	574	4,072	150,596	(34,355)	(1,233)	119,654
Net income	—	—	15,317	—	—	15,317
Other comprehensive income, net of tax	—	—	—	212	—	212
Stock-based compensation expense	—	61	—	—	—	61
Treasury stock purchased - 82,169 shares	—	—	—	—	(1,318)	(1,318)
Treasury stock issued - 67,385 shares	—	(176)	—	—	1,141	965
Cash dividends paid, $0.69 per share	—	—	(3,907)	—	—	(3,907)
Balances, December 31, 2024	574	3,957	162,006	(34,143)	(1,410)	130,984

Net income	—	—	21,559	—	—	21,559
Other comprehensive income, net of tax	—	—	—	12,006	—	12,006
Stock-based compensation expense	—	55	—	—	—	55
Treasury stock purchased - 15,000 shares	—	—	—	—	(332)	(332)
Treasury stock issued - 52,721 shares	—	(33)	—	—	899	866
Cash dividends paid, $0.72 per share	—	—	(4,084)	—	—	(4,084)
Balances, December 31, 2025	574	3,979	179,481	(22,137)	(843)	161,054

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net income	21,559	15,317
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	165	3,537
Decrease (increase) in interest receivable	199	(1,608)
(Decrease) increase in interest payable	(574)	966
Provision for credit losses	887	1,015
Losses on the sale of debt securities, net	312	97
Gains on equity securities, net	(106)	(256)
Gains on sale of mortgages	(1,878)	(1,826)
Loans originated for sale	(49,405)	(62,957)
Proceeds from sales of loans	52,691	61,139
Earnings on bank-owned life insurance	(1,144)	(1,259)
Gain on sale of other real estate owned	(101)	—
Depreciation of premises and equipment and amortization of software	2,259	2,089
Deferred income tax	1,324	272
Amortization of deferred fees on subordinated debt	166	160
Stock-based compensation expense	55	61
Other assets and other liabilities, net	(1,293)	(932)
Net cash provided by operating activities	25,116	15,815

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	63,510	47,871
Proceeds from sales	12,246	5,019
Purchases	(19,993)	(217,030)
Equity securities:
Proceeds from sales	777	781
Purchases	(442)	(783)
Proceeds from sale of other real estate owned	1,090	—
Purchase of regulatory bank stock	(843)	(3,077)
Redemptions of regulatory bank stock	762	828
Proceeds from bank-owned life insurance	—	741
Purchase of bank-owned life insurance	(5)	—
Net increase in loans	(89,343)	(67,375)
Purchases of premises and equipment, net	(5,941)	(4,305)
Purchase of computer software	(185)	(551)
Net cash used for investing activities	(38,367)	(237,881)

Cash flows from financing activities:
Net increase in demand and savings accounts	11,962	65,890
Net (decrease) increase in time deposits	(29,044)	97,755
Net proceeds from short-term borrowings, net	—	60,000
Repayments of long-term debt	(15,984)	(17,406)
Proceeds from issuance of subordinated debt	41,531	—
Dividends paid	(4,084)	(3,907)
Proceeds from issuance of treasury stock	866	965
Treasury stock purchased	(332)	(1,318)
Net cash provided by financing activities	4,915	201,979
(Decrease) in cash and cash equivalents	(8,336)	(20,087)
Cash and cash equivalents at beginning of period	68,909	88,996
Cash and cash equivalents at end of period	60,573	68,909

Supplemental disclosures of cash flow information:
Interest paid	37,979	35,161
Income taxes paid	3,922	3,200

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	19,523	(3,760)
Recognition of lease operating right-of-use assets	519	—
Recognition of operating lease liabilities	519	—
OREO acquired in settlement of loans	989	—

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ENB Financial Corp, (“the Corporation”) through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through fourteen full-service office locations. The Bank has one subsidiary, ENB Insurance, which is a full-service insurance agency that offers a broad range of insurance products to commercial and personal clients. ENB Insurance is managed separately from the banking and related financial services that the Corporation offers.

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

The Corporation’s management has evaluated all activity of the Corporation and concluded that subsequent events are properly reflected in the Corporation’s consolidated financial statements and notes as required by GAAP.

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  This guidance is effective for 2025 annual financial statement. Those matters that impacted the Corporation have been included in Note L – Income Taxes.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks and include cash on hand, collection items, amounts due from banks, and interest-bearing deposits in other banks with maturities of less than 90 days. Net cash flows are reported for customer loan deposit transactions, redemption (purchases) of restricted investments in back stocks and short-term borrowings.

Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2025 and 2024, all debt securities were classified as AFS, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. AFS debt securities are stated at estimated fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Interest income includes amortization of purchase premium or accretion of purchased discounts. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Equity Securities

Equity securities include common stocks of public companies and a Community Reinvestment Act qualified mutual fund that the Corporation has the intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with changes in unrealized holding gains and losses recognized through earnings on a monthly basis.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

In terms of the Corporation’s loan portfolio, Consumer loans are deemed to have the most risk and therefore carry a higher qualitative adjustment than other portfolio segments.  These loans are highly dependent on their financial condition and therefore are more dependent on economic conditions. Business loans are considered to have more risk than the Agriculture, Home Equity, and Residential Real Estate loans as these loans have accounted for higher levels of historical charge-offs.  The Corporation’s Non-Owner Occupied CRE portfolio has performed well historically with no losses in the look-back period.  Overall, the Corporation has historically experienced very low levels of delinquencies, non-accrual loans, and charge-offs. Qualitative factors are set and adjusted accordingly.

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers.  The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets.  The liability was $1,354,000 as of December 31, 2025, and $1,323,000 as of December 31, 2024.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation.  The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2025, or December 31, 2024.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of servicing residential mortgage loans that were sold on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $2,597,000 of MSRs as of December 31, 2025, compared to $2,364,000 as of December 31, 2024. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis.

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

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
	$	$

Beginning Balance	2,364	2,151
Additions	555	584
Amortization	(233)	(294)
Disposals	(89)	(77)

Ending Balance	2,597	2,364

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $37,019,000 and $36,014,000 as of December 31, 2025, and 2024.

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

Advertising Costs

The Corporation expenses advertising costs as incurred.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces the deferred tax assets to the amount expected to be realized. The Corporation recognizes interest and penalties related to income tax matters in income tax expense.

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

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period less any unvested restricted shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to restricted stock units and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow and fair value hedges which are recognized as separate components of equity.

Segment Disclosure

While the chief decision makers of the Corporation monitor the revenue streams of various business lines and their products and services, operations are managed, and financial performance is evaluated on an entity-wide basis. Operating business lines are aggregated into one segment, as operating results for business lines are similar and dependent on each other. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326). This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, which do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company intends to early adopt ASU 2025-08 prospectively, effective January 1, 2026. Management is currently evaluating the impact that ASU 2025-08 will have on our 2026 consolidated financial statements.

NOTE B - SECURITIES

DEBT SECURITIES

The amortized cost, gross unrealized gains and losses, estimated fair value, and allowance for credit losses of investment securities available for sale at December 31, 2025 and 2024 are as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$

December 31, 2025
U. S. Treasuries	14,927	—	(764)	—	14,163
U.S. government agencies	16,400	—	(578)	—	15,822
U.S. agency mortgage-backed securities	33,286	73	(1,746)	—	31,613
U.S. agency collateralized mortgage obligations	107,592	433	(1,633)	—	106,392
Non-agency MBS/CMO	144,887	536	(1,912)	—	143,511
Asset-backed securities	51,306	52	(396)	—	50,962
Corporate bonds	47,365	15	(2,245)	—	45,135
Obligations of states and political subdivisions	191,430	—	(19,560)	—	171,870
Total securities available for sale	607,193	1,109	(28,834)	—	579,468

December 31, 2024
U. S. Treasuries	19,900	—	(1,438)	—	18,462
U.S. government agencies	19,400	—	(1,333)	—	18,067
U.S. agency mortgage-backed securities	38,000	—	(3,120)	—	34,880
U.S. agency collateralized mortgage obligations	116,272	—	(5,277)	—	110,995
Non-agency MBS/CMO	152,096	16	(6,901)	—	145,211
Asset-backed securities	57,543	123	(398)	—	57,268
Corporate bonds	57,423	—	(4,351)	—	53,072
Obligations of states and political subdivisions	203,044	—	(24,569)	—	178,475
Total securities available for sale	663,678	139	(47,387)	—	616,430

The amortized cost and fair value of debt securities available for sale at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions (in thousands).

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	6,513	6,403
Due after one year through five years	61,972	59,380
Due after five years through ten years	58,004	51,601
Due after ten years	143,633	129,606
U.S. agency mortgage-backed securities	33,286	31,613
U.S. agency colleraralized mortgage obligations	107,592	106,392
Non-agency MBS/CMO	144,887	143,511
Asset-backed securities	51,306	50,962
Total debt securities	607,193	579,468

Securities available for sale with a par value of $127,026,000 and $110,232,000 at December 31, 2025 and 2024 were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $117,817,000 and $102,957,000 at December 31, 2025 and 2024.

Proceeds from sales and calls of debt securities available for sale with gains or losses, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification (in thousands).

	2025	2024
	$	$
Proceeds from sales and calls with losses	12,396	5,019
Gross realized gains	—	—
Gross realized losses	312	97

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2025
U.S. Treasuries	—	—	14,163	(764)	14,163	(764)
U.S. government agencies	—	—	15,822	(578)	15,822	(578)
U.S. agency mortgage-backed securities	—	—	23,117	(1,746)	23,117	(1,746)
U.S. agency collateralized mortgage obligations	8,963	(30)	61,133	(1,603)	70,096	(1,633)
Non-Agency MBS/CMO	44,873	(326)	46,260	(1,586)	91,133	(1,912)
Asset-backed securities	14,043	(110)	21,686	(286)	35,729	(396)
Corporate bonds	—	—	44,620	(2,245)	44,620	(2,245)
Obligations of states & political subdivisions	—	—	171,840	(19,560)	171,840	(19,560)
Total unrealized losses	67,879	(466)	398,641	(28,368)	466,520	(28,834)

As of December 31, 2024
U.S. Treasuries	—	—	18,462	(1,438)	18,462	(1,438)
U.S. government agencies	—	—	18,067	(1,333)	18,067	(1,333)
U.S. agency mortgage-backed securities	—	—	34,880	(3,120)	34,880	(3,120)
U.S. agency collateralized mortgage obligations	93,239	(3,584)	17,756	(1,693)	110,995	(5,277)
Non-Agency MBS/CMO	107,316	(4,930)	33,606	(1,971)	140,922	(6,901)
Asset-backed securities	4,938	(39)	26,376	(359)	31,314	(398)
Corporate bonds	—	—	53,072	(4,351)	53,072	(4,351)
Obligations of states & political subdivisions	1,639	(400)	176,806	(24,169)	178,445	(24,569)
Total unrealized losses	207,132	(8,953)	379,025	(38,434)	586,157	(47,387)

In the debt security portfolio, there are 288 and 318 positions carrying unrealized losses as of December 31, 2025 and 2024.

The Corporation evaluates fixed income positions for an allowance for credit losses at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the year ended December 31, 2025 or 2024.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

EQUITY SECURITIES

The following tables summarize the amortized cost, cumulative gross realized gains and losses recognized in earnings, and fair value of equity securities held at December 31, 2025 and 2024 (in thousands):

		Gross	Gross
	Amortized	Realized	Realized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2025
CRA-qualified mutual funds	8,960	—	—	8,960
Bank stocks	580	1	(60)	521
Total equity securities	9,540	1	(60)	9,481

December 31, 2024
CRA-qualified mutual funds	8,517	—	—	8,517
Bank stocks	1,233	101	(141)	1,193
Total equity securities	9,750	101	(141)	9,710

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the years ended December 31, 2025 and 2024 (in thousands).

	2025	2024
	$	$

Net gains realized on the sale of equity securities during the period	125	259
Less: Losses recognized on equity securities held at reporting date	(19)	(3)
Net gains recognized on equity securities during the period	106	256

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
	$	$

Agriculture	317,957	289,284
Business Loans	394,558	360,805
Consumer	5,703	6,603
Home Equity	141,369	118,329
Non-Owner Occupied Commercial Real Estate	169,584	136,298
Residential Real Estate (a)	484,337	514,120

Gross loans prior to deferred costs	1,513,508	1,425,439

Deferred loan costs, net	2,237	1,830
Allowance for credit losses	(16,886)	(16,122)
Total net loans	1,498,859	1,411,147

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $376,287,000 and $342,640,000 as of December 31, 2025 and 2024.

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2025 and 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposure as of December 31, 2025 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$57,538	$24,033	$41,437	$31,048	$39,917	$61,578	$29,209	$—	$284,760
Special Mention	496	495	3,677	2,891	4	3,001	896	—	11,460
Substandard	3,278	854	2,795	2,596	7,364	2,664	2,186	—	21,737
Doubtful	—	—	—	—	—	—	—	—	—
Total	$61,312	$25,382	$47,909	$36,535	$47,285	$67,243	$32,291	$—	$317,957

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$86,999	$45,954	$40,947	$64,396	$42,648	$50,764	$49,020	$—	$380,728
Special Mention	—	—	—	984	175	1,067	183	—	2,409
Substandard	—	—	2,815	6,978	87	461	1,080	—	11,421
Doubtful	—	—	—	—	—	—	—	—	—
Total	$86,999	$45,954	$43,762	$72,358	$42,910	$52,292	$50,283	$—	$394,558

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$26,560	$10,839	$33,024	$36,021	$26,833	$28,860	$3,487	$—	$165,624
Special Mention	—	—	—	—	1,321	688	—	—	2,009
Substandard	—	—	369	—	—	1,194	388	—	1,951
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,560	$10,839	$33,393	$36,021	$28,154	$30,742	$3,875	$—	$169,584

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$171,097	$80,826	$115,408	$131,465	$109,398	$141,202	$81,716	$—	$831,112
Special Mention	496	495	3,677	3,875	1,500	4,756	1,079	—	15,878
Substandard	3,278	854	5,979	9,574	7,451	4,319	3,654	—	35,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$174,871	$82,175	$125,064	$144,914	$118,349	$150,277	$86,449	$—	$882,099

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2025 in accordance with ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,757	$901	$337	$122	$14	$—	$1,572	$—	$5,703
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,757	$901	$337	$122	$14	$—	$1,572	$—	$5,703

Consumer
Current period gross charge-offs	$7	$31	$15	$6	$—	$10	$—	$—	$69

Home equity					—
Payment Performance
Performing	$2,480	$1,518	$5,327	$11,796	$755	$1,237	$117,665	233	$141,011
Nonperforming	—	—	52	117	—	189	—	—	358
Total	$2,480	$1,518	$5,379	$11,913	$755	$1,426	$117,665	$233	$141,369

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Residential Real Estate					—
Payment Performance
Performing	$36,611	$41,145	$93,055	$130,643	$90,881	$90,399	$—	$—	$482,734
Nonperforming	—	—	—	569	530	504	—	—	1,603
Total	$36,611	$41,145	$93,055	$131,212	$91,411	$90,903	$—	$—	$484,337

Residential Real Estate
Current period gross charge-offs	$—	$—	$84	$—	$—	$—	$—	$—	$84

Total
Payment Performance
Performing	$41,848	$43,564	$98,719	$142,561	$91,650	$91,636	$119,237	$233	$629,448
Nonperforming	—	—	52	686	530	693	—	—	1,961
Total	$41,848	$43,564	$98,771	$143,247	$92,180	$92,329	$119,237	$233	$631,409

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans Receivable

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2025 and 2024 (in thousands):

		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

December 31, 2025
Agriculture	$316,116	$50	$212	$1,579	$1,841	$317,957
Business Loans	388,462	3,449	2,620	27	6,096	394,558
Consumer	5,661	31	11	—	42	5,703
Home Equity	140,818	394	38	119	551	141,369
Non-Owner Occupied CRE	168,836	—	—	748	748	169,584
Residential Real Estate	482,830	842	65	600	1,507	484,337
Total	$1,502,723	$4,766	$2,946	$3,073	$10,785	$1,513,508

December 31, 2024

Agriculture	$288,970	$—	$314	$—	$314	$289,284
Business Loans	358,207	2,531	—	67	2,598	360,805
Consumer	6,571	23	—	9	32	6,603
Home Equity	117,451	102	578	198	878	118,329
Non-Owner Occupied CRE	135,541	—	—	757	757	136,298
Residential Real Estate	510,882	808	23	2,407	3,238	514,120
Total	$1,417,622	$3,464	$915	$3,438	$7,817	$1,425,439

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2025 and 2024 (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

December 31, 2025
Agriculture	$2,598	$503	$3,101	$—	$3,101
Business Loans	3,267	—	3,267	—	3,267
Consumer Loans	—	—	—	—	—
Home Equity	189	169	358	—	358
Non-Owner Occupied CRE	1,007	—	1,007	—	1,007
Residential Real Estate	1,308	295	1,603	—	1,603
Total	$8,369	$967	$9,336	$—	$9,336

December 31, 2024
Agriculture	$1,481	$—	$1,481	$—	$1,481
Business Loans	5,084	969	6,053	—	6,053
Consumer Loans	—	10	10	—	10
Home Equity	393	—	393	—	393
Non-Owner Occupied CRE	—	—	—	—	—
Residential Real Estate	1,806	2,144	3,950	—	3,950
Total	$8,764	$3,123	$11,887	$—	$11,887

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of December 31, 2025 and 2024 (in thousands):

	Real Estate	Other	None	Total
December 31, 2025
Agriculture	$2,634	$467	$—	$3,101
Business Loans	2,743	523	—	3,266
Consumer Loans	—	—	—	—
Home Equity	359	—	—	359
Non-Owner Occupied	1,007	—	—	1,007
Residential Real Estate	1,603	—	—	1,603
Total	$8,346	$990	$—	$9,336

December 31, 2024
Agriculture	$1,481	$—	$—	$1,481
Business Loans	5,085	968	—	6,053
Consumer Loans	—	—	10	10
Home Equity	393	—	—	393
Non-Owner Occupied	—	—	—	—
Residential Real Estate	3,950	—	—	3,950
Total	$10,909	$968	$10	$11,887

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of December 31, 2025 (in thousands):

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	107	—	—	53	—	28	188
Ending balance: collectively evaluated	4,245	3,248	365	2,732	1,342	4,765	16,697

Loans receivable:
Ending balance	317,957	394,558	5,703	141,369	169,584	484,337	1,513,508
Ending balance: individually evaluated	3,101	3,266	—	359	1,007	1,603	9,336
Ending balance: collectively evaluated	314,856	391,292	5,703	141,010	168,577	482,734	1,504,172

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of December 31, 2024 (in thousands):

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	—	250	—	—	186	337	773
Ending balance: collectively evaluated	3,303	2,984	317	2,644	747	5,344	15,339

Loans receivable:
Ending balance	289,284	360,805	6,603	118,329	136,298	514,120	1,425,439
Ending balance: individually evaluated	1,481	6,053	10	393	2,089	3,950	13,976
Ending balance: collectively evaluated	287,803	354,752	6,593	117,936	134,209	510,170	1,411,463

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There was a modification to a borrower experiencing financial difficulty on one Business loan in the amount of $27,000, on one Home Equity loan in the amount of $52,000 and on two unrelated Residential loans in the amount of $302,000 during the year ended December 31, 2025 and one modification of a Non-Owner Occupied CRE loan to a borrower experiencing financial difficulty in the amount of $2,099,000 during the year ended December 31, 2024. All of the modifications in 2025 were due to payment restructuring. The modification in 2024 was a maturity extension.

There were no payment defaults for loans granted modifications due to a borrower experiencing financial difficulty within twelve months of the modification date, during the years ended December 31, 2025 and 2024.

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025 and 2024 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
December 31, 2025
Allowance for credit losses:
Agriculture	$3,303	$—	$25	$1,024	$4,352
Business Loans	3,234	—	6	8	3,248
Consumer Loans	327	(69)	33	74	365
Home Equity	2,644	(3)	—	144	2,785
Non-Owner Occupied CRE	933	—	—	409	1,342
Residential Real Estate	5,681	(84)	—	(803)	4,794

Total	$16,122	$(156)	$64	$856	$16,886
December 31, 2024
Allowance for credit losses:
Agriculture	$3,106	$(25)	$—	$222	$3,303
Business Loans	2,684	—	6	544	3,234
Consumer Loans	355	(73)	21	24	327
Home Equity	2,341	—	—	303	2,644
Non-Owner Occupied CRE	818	—	—	115	933
Residential Real Estate	5,872	—	—	(191)	5,681

Total	$15,176	$(98)	$27	$1,017	$16,122

In addition to the provisions for credit losses related to loans, provision (reduction) for off balance sheet credit exposure was $31,000 and ($2,000) for the years ended December 31, 2025 and 2024, resulting in total provision for credit losses of $887,000 and $1,015,000 for the years then ended.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

NOTE D – PREMISES AND EQUIPMENT

The major classes of the Corporation’s premises and equipment and accumulated depreciation at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
	$	$
Land	8,486	8,486
Buildings and improvements	34,510	32,522
Furniture and equipment	14,493	11,828
Construction in process	1,573	319
Total	59,062	53,155
Less accumulated depreciation	(27,075)	(25,258)
Premises and equipment	31,987	27,897

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Depreciation expense, which is included in operating expenses, amounted to $1,851,000 and $1,692,000 for the years ended December 31, 2025 and 2024. The construction in process category represents expenditures for ongoing projects. When construction is finished or a project completed, these amounts will be reclassified into buildings and improvements or furniture and equipment. Depreciation begins once the project or asset is placed into service.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Stock dividends are reported as income. The Bank held $9,687,000 and $9,607,000 in FHLB stock at December 31, 2025 and 2024.

The Bank is also a member of the regional Federal Reserve Bank (FRB). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Stock dividends are reported as income. The Bank held $1,146,000 and $1,145,000 of FRB stock at December 31, 2025 and 2024.

The Bank also held stock of Atlantic Community Bancshares, Inc. This stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Stock dividends are reported as income. The Bank held $37,000 of this stock at December 31, 2025 and December 31, 2024.

NOTE F – DEPOSITS

Deposits by major classifications are summarized as follows at December 31, 2025 and 2024 (in thousands):

	2025	2024
	$	$

Non-interest bearing demand	649,090	631,711
Interest-bearing demand	375,938	384,236
Money market deposit accounts	162,715	162,514
Savings accounts	283,207	280,526
Time deposits under $250,000	333,522	365,222
Time deposits of $250,000 or more	68,889	66,234
Total deposits	1,873,361	1,890,443

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	332,212
2027	6,393
2028	1,673
2029	60,313
2030	1,820

Total	402,411

At December 31, 2025, the Bank held $68,042,000 in brokered time deposits compared to $97,272,000 as of December 31, 2024. The brokered time deposits may be called by the Corporation with no penalty, other than the acceleration of the recognition of the premium recorded on them, which totaled $330,000 at December 31, 2025 and $568,000 at December 31, 2024.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE G – SHORT TERM BORROWINGS

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and Federal Home Loan Bank (FHLB) advances with a term of less than one year.

A summary of short-term borrowings for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
	$	$

Total short-term borrowings outstanding at year end	60,000	60,000
Average interest rate at year end	4.04%	4.86%
Maximum outstanding at any month end	60,000	60,000
Average amount outstanding for the year	60,729	9,344
Weighted-average interest rate for the year	4.54%	5.01%

As of December 31, 2025, the Corporation had approved unsecured Federal funds lines of $50,000,000. The Corporation also has the ability to borrow from the Federal Reserve through the Discount Window Program. The amount of borrowing available through the Discount Window was $78,692,000 as of December 31, 2025. For further information on borrowings from the FHLB see Note H.

NOTE H – OTHER BORROWED FUNDS

FHLB Borrowings

Maturities of FHLB borrowings at December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025		2024
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2025	—		15,984	2.16
2026	28,158	4.47	28,158	4.47
2027	16,833	4.11	16,833	4.11
2028	22,847	3.81	22,847	3.81

Total other borrowings	67,838	4.16	83,822	3.78

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances are collateralized by $1,051,046,000 of first mortgage loans under a blanket arrangement at December 31, 2025. At December 31, 2025, the Corporation had an FHLB maximum borrowing capacity of $731,390,000 with remaining borrowing capacity of $598,810,000. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

At December 31, 2025 and 2024, the holding company has subordinated notes payable which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The notes are recorded on the consolidated balance

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

sheets net of remaining debt issuance costs totaling $1,087,000 and $284,000 at December 31, 2025 and 2024 which are being amortized to call date. The notes bear interest at a fixed rate of interest for their first five years, then the interest will reset quarterly at a variable rate equal to the three-month term secured overnight financing rate (“SOFR”) plus a spread. The holding company may, at its option, redeem the notes, in whole, or part, at any time at 100% of the principal balance at certain times after its initial fixed interest rate period. At December 31, 2025, the Corporation was in compliance with covenants contained in the subordinated notes payable agreements. The following shows the carrying amount and other details of the subordinated notes at December 31, 2025 and 2024 (in thousands):

			Note
	2025	2024	Amount	Fixed	Floating Rate
	$	$	$	Rate	After 5 years
Subordinated notes issued:
December 30, 2020, maturing in 2030	20,000	19,920	20,000	4.00%	SOFR plus 3.74%
July 22, 2022, maturing in 2032	19,875	19,796	20,000	5.75%	SOFR plus 2.99%
December 17, 2025, maturing in 2035	41,538	—	42,500	6.50%	SOFR plus 3.06%
	81,413	39,716

In the first quarter of 2026, the holding company redeemed the December 30, 2020 issuance at par value.

NOTE I – CAPITAL TRANSACTIONS

On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. As of December 31, 2025, 15,000 shares had been repurchased at a total cost of $332,000, for an average cost per share of $22.10. The 2024 repurchase plan replaced a 2020 plan, in which 161,658 shares were repurchased at a total cost of $2,675,0000 for an average cost per share of $16.55 for the duration of the plan. Shares repurchased under these plans are held as treasury shares and can be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory compensatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 15% discount from the stock’s fair market value at the lesser of the offering date or the purchase date, at the end of each quarter,
•	a dividend reinvestment plan (DRP), and
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 31,542 shares issued through the ESPP in 2025 with 423,228 shares issued since existence. The total compensation expense recognized on the ESPP plan was $80,000 and $92,000 for the years ended December 31, 2025 and 2024. The DRP was started in 2005 with 14,822 shares issued in 2025 and 295,446 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. A total of 3,109 shares were issued in connection with this plan in 2025 and 57,318 since existence. In 2024, there were 41,800 shares issued through the ESPP, 17,580 shares issued through the DRP, and 4,284 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2025 and 2024 was 49,473 and 63,664, respectively.

The Corporation entered into employment agreements with a number of its key personnel. The initial term of each employment agreement is three (3) years. Each employment agreement shall automatically renew for additional three (3) year terms at the end of the initial three (3) year term and at the end of each three (3) year renewal of the employment agreement unless notice to terminate is given by either party at least one hundred eighty (180) days prior to the expiration of the initial term or any renewal term of the employment agreement. If proper notice to terminate is not given, each employment agreement shall renew for an additional three (3) years. Further, in consideration of entering into the employment agreements, the employees each received restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Corporation common stock. The restricted stock units vest at a rate of 33 1/3% on each anniversary of the date of grant. The product of the number of shares granted and the grant date market price of the Corporation’s common stock determines the fair value of the restricted shares which is expensed over the vesting period. During the years ended December 31, 2025 and 2024, the Corporation recorded $55,000 and $61,000 of stock-based compensation expense.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following is a summary of the status of the Corporation’s nonvested restricted stock as of December 31, 2025, and changes therein during the year then ended:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2025	4,204	$16.31
Granted	3,751	18.09
Vested	(3,248)	16.37
Forfeited	(477)	16.80
Nonvested at December 31, 2025	4,230	$17.61

As of December 31, 2025, there was $59,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vesting during the years ended December 31, 2025 and 2024 were $72,000 and $63,000.

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $509,000 and $428,000 for the years ended December 31, 2025 and 2024. The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

The employer non-elective safe harbor contribution is 3% of all employee compensation for the year. Based on the performance of the Corporation the Compensation Committee determined the discretionary non-elective profit sharing contribution would be 2% of all eligible employee compensation. For the Corporation, the expense of the 401(k) matching contribution will be smaller than the non-elective safe harbor and the discretionary non-elective profit sharing expenses as the Corporation is matching a maximum of up to 2.5% of salary, depending on employee contributions, compared to contributing up to 5.0% of eligible employee’s salaries in the safe harbor and discretionary profit sharing contributions. Total expenses of the plan were $1,105,000 and $1,046,000, for 2025 and 2024, respectively.

NOTE K – EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2025 and 2024 (dollars in thousands, except share data):

	2025	2024

Net income ($)	21,559	15,317
Weighted average shares outstanding - basic	5,675,338	5,658,146
Diluted effect of share-based compensation	718	149
Weighted average shares outstanding - diluted	5,676,056	5,658,295

Per share information:
Basic earnings per share ($)	3.80	2.71
Diluted earnings per share ($)	3.80	2.71

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024, there were average outstanding restricted stock awards totaling 42 and 5,163 and excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price.

NOTE L - INCOME TAXES

The Corporation files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania, and the State of New Jersey. Income taxes paid for federal were $3,920,000 and $3,200,000 for the years ended December 31, 2025 and 2024, and $2,000 for the state of New Jersey for the year ended December 31, 2025.

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by dollar amount (in thousands) and percent for the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	$	%	$	%

Income tax at statutory rate	5,615	21.0	3,911	21.0
State income tax, net of federal benefit	2	0.0	—	—
Tax-exempt interest income	(827)	(3.1)	(908)	(4.9)
Non-deductible interest expense	497	1.9	527	2.8
Bank-owned life insurance	(210)	(0.8)	(236)	(1.3)
Merger-related expenses	82	0.3	—	—
Other	17	0.1	14	0.1

Income tax expense	5,176	19.4	3,308	17.7

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2022.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Income tax expense for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
	$	$
Current:
Federal	3,850	3,036
State	2	—
Total current	3,852	3,036
Deferred tax expense	1,324	272
Income tax expense	5,176	3,308

Components of the Corporation's net deferred tax position at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
	$	$

Deferred tax assets
Allowance for credit losses	3,546	3,386
Allowance for off-balance sheet extensions of credit	284	278
Net unrealized losses on securities available for sale	5,823	9,922
Net unrealized losses on derivatives	62	—
Interest on non-accrual loans	189	70
Other	577	470
Total deferred tax assets	10,481	14,126

Deferred tax liabilities
Premises and equipment	(2,104)	(1,350)
Mortgage servicing rights	(671)	(551)
Discount on investment securities	(1,326)	(527)
Net unrealized gains on derivatives	—	(778)
Other	(536)	(493)
Total deferred tax liabilities	(4,637)	(3,699)
Net deferred tax assets	5,844	10,427

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tier 1 capital to average assets, and common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets. Failure to meet capital requirements can initiate regulatory actions. The Corporation and the Bank have elected not to include unrealized gains or losses included in accumulated other comprehensive income in computing regulatory capital.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2025 and 2024, compared to regulatory levels dollars (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	282,773	17.8	N/A	N/A	N/A	N/A
Bank	238,945	15.0	127,295	8.0	159,118	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	183,120	11.5	N/A	N/A	N/A	N/A
Bank	220,706	13.9	95,471	6.0	127,295	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	183,120	11.5	N/A	N/A	N/A	N/A
Bank	220,706	13.9	71,603	4.5	103,427	6.5

Tier I Capital to Average Assets
Consolidated	183,120	8.1	N/A	N/A	N/A	N/A
Bank	220,706	9.8	90,275	4.0	112,843	5.0

As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	222,127	14.6	N/A	N/A	N/A	N/A
Bank	218,123	14.4	121,445	8.0	151,807	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	164,966	10.9	N/A	N/A	N/A	N/A
Bank	200,678	13.2	91,084	6.0	121,445	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	164,966	10.9	N/A	N/A	N/A	N/A
Bank	200,678	13.2	68,313	4.5	98,674	6.5

Tier I Capital to Average Assets
Consolidated	164,966	7.5	N/A	N/A	N/A	N/A
Bank	200,678	9.1	88,018	4.0	110,022	5.0

The Corporation’s principal source of funds for dividend payments is dividends it receives from the Bank. The approval of the OCC is required if the total of all dividends declared by the Bank in any year exceeds the total of its net income for that year combined with retained net income of the preceding two years. Under this restriction, the Bank could declare dividends in 2026, without the approval of the OCC, of approximately $32,871,000, plus an additional amount equal to the Bank net income for 2026, up to the date of any such dividend declaration.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE N – TRANSACTIONS WITH DIRECTORS AND OFFICERS

The following table presents activity in the amounts due from directors, executive officers, immediate family, and affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties for the years ended December 31, 2025 and 2024 is shown below (in thousands):

	2025	2024
	$	$

Balance, beginning of year	940	1,968
Advances	1,192	344
Repayments	(1,443)	(1,372)
Balance, end of year	689	940

Deposits from the insiders totaled $1,638,000 and $1,798,000 as of December 31, 2025 and 2024.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2025, firm loan commitments totaled approximately $68,145,000; unused lines of credit totaled $507,785,000; and open letters of credit totaled $27,104,000. The sum of these commitments, $603,034,000. Commitments to extend credit on December 31, 2024, totaled $591,817,000, representing firm loan commitments of $64,945,000; unused lines of credit of $510,508,000; and open letters of credit totaling $16,364,000.

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

Off-balance sheet commitments represent exposure to credit losses in the event of nonperformance by customers with respect to these financial instruments; however, the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the credit loss experience on the loan portfolio taken as a whole. The Corporation maintains a reserve on its off-balance sheet credit exposures, which totaled $1,354,000 and $1,323,000 at December 31, 2025 and 2024 and is recorded in other liabilities on the consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures and is determined by applying assumptions based on historical experience and applying the expected loss rates by loan class. The provision for off-balance sheet credit losses, included in provision for credit losses in the Consolidated Statements of Income, totaled $31,000 and ($2,000) for the years ended December 31, 2025 and 2024.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2025, the Corporation’s legal lending limit was $35,842,000, and the Corporation’s lending policy internal limit was $26,881,000. This compared to a legal lending limit of $32,718,000, and lending policy limit of $24,539,000 as of December 31, 2024. As of December 31, 2025 and 2024, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate including home equity loans, which comprises $625,706,000, or 41.3%, of the gross loans outstanding as of December 31, 2025. This compares to $632,400,000, or 44.4%, of gross loans outstanding as of December 31, 2024.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 21.0% of gross loans as of December 31, 2025, compared to 20.3% as of December 31, 2024; these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2025, the largest specific industry type categories were non-residential real estate investment loans of $126,097,000, or 8.4% of gross loans, residential real estate investment loans of $117,584,000, or 7.8% of gross loans, and dairy cattle and milk production loans with a balance of $90,507,000, or 6.0% of gross loans.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2025, were obligations of states and political subdivisions located in the states of California and Pennsylvania. Based on fair market value, the Corporation had 19% of its portfolio invested in Pennsylvania municipals and 21% in California. As of December 31, 2025, there was one municipal bond that was not rated and no other municipal bonds rated below an A credit rating.

The Corporation held $47,365,000 of domestic corporate bonds based on amortized cost as of December 31, 2025. In addition, $25,002,000, or 50.7%, of the corporate bonds held are invested in national banks, bank holding companies, or brokerage firms.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2025, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P. All were considered investment grade.

NOTE Q – LEASES

A lease is defined as a contract, or part of a contract, which conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Corporation enters into leases in the normal course of business primarily for branches, back-office operations, and loan production facilities. All of the Corporation’s leases are considered operating leases in accordance with ASC 842 – Leases. Including renewal options, the Corporation’s remaining lease terms range from one to 16 years. Operating lease right-of-use assets (ROU) are included in other assets and operating lease liabilities are included in other liabilities in the Corporation’s consolidated balance sheet.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to determine the present value of the minimum lease payments. The Corporation’s lease agreements often include one or more options to renew at the Corporation’s discretion. If at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation will include the extended term in the calculation of the ROU asset and lease liability. The Corporation uses its incremental borrowing rate, on a collateralized basis, over a similar term to determine the present value of leases payments, as the rate implicit in the leases is not readily determinable.

The following summarizes the Corporation’s operating leases at December 31, 2025 and 2024 (dollars in thousands):

	2025	2024

Operating lease right-of use assets	$2,455	$2,347

Operating lease liabilties	2,493	2,405
Weighted aveage remaining lease term (in years)	10.6	12.3
Weighted average discount rate	3.37%	2.88%

The Corporation has elected not to separate lease and non-lease payments and accounts for them as a single lease payment. The variable lease costs consist of common area maintenance and utilities. ROU amortization, interest on lease liabilities and variable lease costs are included in occupancy expense in the Corporation’s consolidated statements of income. Total rent expense for all operating leases was $522,000 and $496,000 for the years ended December 31, 2025 and 2024. Cash paid on operating leases was $515,000 and $457,000 for the years ended December 31, 2025 and 2024.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 were as follows (in thousands):

$
Twelve Months Ending:
December 31, 2026	542
December 31, 2027	525
December 31, 2028	173
December 31, 2029	151
December 31, 2030	154
Thereafter	1,375
Total Future Minimum Lease Payments	2,920
Amounts Representing Interests	(427)
Present Value of Net Future Minimum Lease Payments	2,493

NOTE R - FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels as follows:

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.

Level 2 – significant other observable inputs other than Level 1 prices such as prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 – at least one significant unobservable input that reflects a Corporation's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Corporation used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:

Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quote prices are not available, fair values are calculated based on market prices of similar level securities (Level 2), using matrix pricing. Matrix pricing is a technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quotes prices (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The Corporation has no securities that are Level 3.

Derivatives and hedging activities: The fair value of derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis as of December 31, 2025 and 2024, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
December 31, 2025:
Assets
U.S. Treasuries	14,163	—	—	14,163
U.S. government agencies	—	15,822	—	15,822
U.S. agency mortgage-backed securities	—	31,613	—	31,613
U. S. agency collateralized mortgage obligations	—	106,392	—	106,392
Non-agency MBS/CMO	—	143,511		143,511
Asset-backed securities	—	50,962	—	50,962
Corporate bonds	—	45,135	—	45,135
Obligations of states and political subdivisions	—	171,870	—	171,870
Marketable equity securities	9,481	—	—	9,481
Total securities	23,644	565,305	—	588,949
Derivatives and hedging activities	—	811	—	811

Liabilities
Derivatives and hedging activities	—	1,058	—	1,058

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
	$	$	$	$
December 31, 2024
Assets
U.S. Treasuries	18,462	—	—	18,462
U.S. government agencies	—	18,067	—	18,067
U.S. agency mortgage-backed securities	—	34,880	—	34,880
U. S. agency collateralized mortgage obligations	—	110,995	—	110,995
Non-agency MBS/CMO	—	145,211		145,211
Asset-backed securities	—	57,268	—	57,268
Corporate bonds	—	53,072	—	53,072
Obligations of states and political subdivisions	—	178,475	—	178,475
Marketable equity securities	9,710	—	—	9,710
Total securities	28,172	597,968	—	626140
Derivatives and hedging activities	—	3,929	—	3,929

Liabilities
Derivatives and hedging activities	—	—	—	—

Individually Evaluated Loans: Loans individually evaluated for current expected credit losses include nonaccrual loans and other loans that do not share similar risk characteristics to loans in ACL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations. The measurement of loss associated with loans evaluated individually for all loan classes was based on either the observable market price of the loan, the fair value of the collateral or discounted cash flows. For collateral-dependent loans, fair value was measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data. However, if the collateral is a house or building in the process of construction or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.

Mortgage Servicing Rights (MSR): MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow (DCF) valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At December 31, 2025, the fair value of the MSR was $3,104,000, which exceeded the carrying value of $2,597,000. At December 31, 2024, the fair value of the MSR was $3,179,000 which exceeded the carrying value of $2,364,000. There was no valuation allowance at December 31, 2025 or 2024.

The following table provides the fair value for each class of assets to be measured and reported at fair value on a nonrecurring basis at December 31, 2025 and 2024, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
December 31, 2025
Assets:
Individually analyzed loans	—	—	9,148	9,148

December 31, 2024
Assets:
Individually analyzed loans	—	—	13,203	13,203

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The Corporation had a total of $9,336,000 of individually analyzed loans with $188,000 specific allocation against these loans as of December 31, 2025. As of December 31, 2024, the Corporation had a total of $13,976,000 of individually analyzed loans with $773,000 specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

December 31, 2025
Individually analyzed loans	9,148	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2024
Individually analyzed loans	13,203	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$
December 31, 2025
Financial Assets:
Cash and cash equivalents	60,573	60,573	60,573	—	—
Regulatory stock	10,870	10,870	10,870	—	—
Loans held for sale	2,588	2,588	2,588	—	—
Loans, net of allowance	1,498,859	1,493,899	—	—	1,493,899
Accrued interest receivable	8,424	8,424	59	3,306	5,059

Financial Liabilities:
Demand deposits	649,090	649,090	649,090	—	—
Interest-bearing demand deposits	375,938	375,938	375,938	—	—
Money market deposit accounts	162,715	162,715	162,715	—	—
Savings accounts	283,207	283,207	283,207	—	—
Time deposits	402,411	401,917	—	—	401,917
Total deposits	1,873,361	1,872,867	1,470,950	—	401,917
Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	67,838	68,507	—	—	68,507
Subordinated debt	81,413	80,311	—	—	80,311
Accrued interest payable	2,595	2,595	444	6	2,145

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$
December 31, 2024:
Financial Assets:
Cash and cash equivalents	68,909	68,909	68,909	—	—
Regulatory stock	10,789	10,789	10,789	—	—
Loans held for sale	3,996	3,996	3,996	—	—
Loans, net of allowance	1,411,147	1,374,663	—	—	1,374,663
Accrued interest receivable	8,624	8,624	78	3,789	4,757

Financial Liabilities:
Demand deposits	631,711	631,711	631,711	—	—
Interest-bearing demand deposits	384,236	384,236	384,236	—	—
Money market deposit accounts	162,514	162,514	162,514	—	—
Savings accounts	280,526	280,526	280,526	—	—
Time deposits	431,456	432,958	—	—	432,958
Total deposits	1,890,443	1,891,945	1,458,987	—	432,958
Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	83,822	83,841	—	—	83,841
Subordinated debt	39,716	35,593	—	—	35,593
Accrued interest payable	3,169	3,169	593	—	2,576

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Unrealized
	Gains (Losses)	Unrealized
	on Securities	Gains (Losses)
	Available-for-sale,	on Cash Flow
	net of Fair Value Hedge (1) (2)	Hedges (2)	Total
	$	$	$

Balance, January 1, 2024	(34,355)	—	(34,355)
Other comprehensive gains (losses) before reclassification adjustments	308	219	527
Amounts reclassified from accumulated comprehensive loss	(257)	(58)	(315)
Period change	51	161	212
Balance, December 31, 2024	(34,304)	161	(34,143)
Other comprehensive gains (losses) before reclassification adjustments	13,056	(117)	12,939
Amounts reclassified from accumulated comprehensive loss, net of tax	(727)	(206)	(933)
Period change	12,329	(323)	12,006
Balance, December 31, 2025	(21,974)	(163)	(22,137)

(1) Amounts include fair value hedge

(2) All amounts are net of tax, as the federal income tax rate of 21%

NOTE U – DERIVATIVES AND HEDGING ACTIVITIES

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Cash Flow Hedges: Two interest rate swaps with notional amounts totaling $60,000,000 at December 31, 2025 and 2024 were designated as cash flow hedges of certain short-term FHLB advances and were determined to be effective for the periods presented. The Corporation expects the hedges to remain effective during the remaining terms of the swaps. These cash flow hedges are pay-fixed rate hedges for the purpose of hedging variable cash flows associated with the Corporation’s short-term borrowings.

Fair Value Hedges: Thirteen interest rate swaps with notional amounts totaling $175,775,000 and $199,075,000 at December 31, 2025 and 2024 were designated as portfolio hedges of individual fixed rate mortgage-backed securities included in securities available for sale. The hedges were determined to be effective for the periods presented. These fair value hedges are pay-fixed rate hedges designed as a hedge of the exposure to changes in the fair value of securities available for sale.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table summarizes the notional amounts and fair value of the Corporation’s derivative instruments at December 31, 2025 and 2024 (in thousands):

	2025			2024
	Notional / Contract	Asset	Liability	Notional / Contract	Asset	Liability
Line Item in the Balance Sheet Which	Amount	Fair Value (a)	Fair Value (b)	Amount	Fair Value (a)	Fair Value (b)
the Hedged Item is Included	$	$	$	$	$	$
Derivatives used for hedging instruments:
Interest rate swap contracts :
Securities available for sale (fair value hedges)	70,081	811	—	199,075	3,725	—
Securities available for sale (fair value hedges)	105,694	—	851	—	—	—
Short-term borrowings (cash flow hedges)	60,000	—	207	60,000	204	—
Total derivatives designated for hedging	235,775	811	1,058	259,075	3,929	—

(a) Included in Other assets on the Consolidated Balance Sheet.

(b) Included in Other liabilities on the Consolidated Balance Sheet.

The following table is a summary of components for interest rate swaps designed as hedging instruments at December 31, 2025 and 2024:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (In Years)

December 31, 2025
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.98%	0.9
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.82%	12.6

December 31, 2024
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	4.51%	1.9
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	4.52%	13.6

The following table summarizes the effect of the Corporation’s derivative financial instruments on OCI and net income for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
	$	$	Location of Gains Recognized from AOCI into Income

Derivatives Used for hedging instruments:
Fair value hedges	1,126	464	Interest income - securities
Cash flow hedges	(260)	(73)	Interest expense - short term borrowings

	2025	2024
	$	$	Location of Gains (losses) recognized in Income

Derivatives Used for hedging instruments:
Fair value hedges	83	(33)	Interest income - securities

The amounts recognized from accumulated other comprehensive income into condensed statement of income represent the amount of cash settlements between the Corporation and the counterparty. The amount recognized directly as interest income on fair value hedges relates to the adjustments required for periodic remeasurements.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The Corporation has agreements with its derivative counterparty that contains a provision where, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender on its cash flow hedges, then the Corporation could also be declared in default on its derivative obligations. In addition, the Corporation also has agreements with its derivative counterparty that contains a provision where, if the Corporation fails to maintain its status as a well / adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. As of December 31, 2025, the Corporation had $3,000,000 held by its counterparty as collateral for its derivative agreements.

NOTE V – SEGMENT REPORTING

The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief decision maker (“CDM”), based upon information provided by the Corporation’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CDM, who uses such information to review performance of various components of the business, including branches and service offerings, which are then aggregated as operating performance, products, services, and customers are similar and dependent on each other.

The CDM will evaluate the financial performance of the Corporation’s business components such as evaluating revenue streams, significant expenses, and budget-to-actual results in assessing the Corporation’s segment and in the determination of allocating resources. The CDM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate profitability measurements. The CDM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in performance and in establishing compensation. Loans, investments, deposits, and wealth management provide the revenues in the banking operation. Interest expense, provision for credit losses, payroll, occupancy, and data processing charges provide significant expenses in the banking operation. All operations are in Lancaster, Lebanon and Berks counties, Pennsylvania.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE W –PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Corporation as of December 31, 2025 and 2024 and for the years then ended,

is as follows (in thousands):

Condensed Balance Sheets	2025	2024
	$	$
Assets
Cash	41,317	1,218
Equity securities	521	1,193
Equity in bank subsidiary	198,640	166,696
Other assets	2,153	1,616
Total assets	242,631	170,723

Liabilities
Subordinated debt	81,413	39,716
Other liabilities	164	23
Total Liabilities	81,577	39,739

Stockholders' Equity
Common stock	574	574
Capital surplus	3,979	3,957
Retained earnings	179,481	162,006
Accumulated other comprehensive loss, net of tax	(22,137)	(34,143)
Treasury stock	(843)	(1,410)
Total stockholders' equity	161,054	130,984

Total liabilities and stockholders' equity	242,631	170,723

Condensed Statements of Comprehensive Income
	2025	2024
	$	$
Income
Dividend income - investment securities	52	74
Gains on equity securities, net	106	256
Dividend income	4,085	3,906
Total income	4,243	4,236

Expense
Subordinated debt interest expense	2,107	1,950
Shareholder expenses	186	178
Acquisition expenses	647	—
Other expenses	170	209
Total expense	3,110	2,337
Income before income taxes and undistributed income
of bank subsidiary	1,133	1,899
Income tax benefit	543	429
Undistributed earnings of bank subsidiary	19,883	12,989

Net Income	21,559	15,317
Comprehensive Income	33,565	15,529

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	2025	2024
Cash Flows from Operating Activities:	$	$
Net income	21,559	15,317
Equity in undistributed earnings of subsidiaries	(19,883)	(12,989)
Gains on equity securities, net	(106)	(256)
Net amortization of subordinated debt fees	166	160
Net (increase) decrease in other assets	(537)	945
Net increase (decrease) in other liabilities	141	(1,449)
Net cash provided by operating activities	1,340	1,728

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	778	781
Purchases of equity securities	—	—
Net cash provided by investing activities	778	781

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	866	965
Treasury stock purchased	(332)	(1,318)
Proceeds from issuance of subordinated debt	41,531	—
Dividends paid	(4,084)	(3,907)
Net cash provided by (used for) financing activities	37,981	(4,260)

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	40,099	(1,751)
Cash and cash equivalents at beginning of period	1,218	2,969
Cash and cash equivalents at end of period	41,317	1,218

Note X - Recent Acquisition

Effective February 1, 2026, the Corporation completed its previously announced acquisition of Cecil Bancorp, Inc. (“Cecil”) pursuant to an Agreement and Plan of Stock Acquisition, by and among the Corporation, ENB South Acquisition Subsidiary, Inc. (“Acquisition Subsidiary”), The Ephrata National Bank, Cecil, and Cecil Bank (the “Agreement”). At the effective time of the Acquisition, Acquisition Subsidiary merged with and into Cecil, with Cecil surviving the merger and becoming the wholly-owned subsidiary of the Corporation. Immediately after the merger, Cecil’s board of directors approved and sole stockholder adopted the complete liquidation and dissolution of Cecil. Immediately thereafter that, Cecil Bank, merged with and into The Ephrata National Bank, a national banking association and the Corporation’s wholly-owned subsidiary, with The Ephrata National Bank as the surviving bank collectively, the Acquisition. Subject to the terms and conditions of the Agreement, as adjusted, each outstanding share of Cecil Common stock was converted into the right to receive $1.88 in cash. In addition, all outstanding and unexercised options to purchase shares of stock of Cecil common stock were redeemed for cash. The transaction was valued at $31,329,000. In connection with this transaction, The Ephrata National Bank paid a dividend of $16,300,000 to the Corporation.

Cecil operated four community banking offices in Cecil County, Maryland which were included in the Acquisition. As of December 31, 2025 and 2024, Cecil had total assets of $218,663,000 and $223,518,000, total loans of $153,484,000 and $166,726,000, and total deposits of $187,422,000 and $190,928,000. The Corporation is currently finalizing the accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2026.

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2025, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2025, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

ENB FINANCIAL CORP

/s/ Jeffrey S. Stauffer	/s/ Douglas P. Barton
Jeffrey S. Stauffer	Douglas P. Barton
Chairman of the Board	Executive Vice President,
Chief Executive Officer and President	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

Ephrata, PA

March 20, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” “Delinquent Section 16(a) Reports,” and “Insider Trading Policies and Procedures” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2026, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

The Corporation has adopted an Insider Trading Policy that applies to directors, officers, and employees of the Corporation and the Bank. The Insider Trading Policy is attached as Exhibit 19 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2025.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2026, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2026, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2026, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the captions, “Audit Committee Report” and “Proposal No. 2: To Ratify the Selection of Independent Registered Public Accounting Firm” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2026, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

2 (i)	Agreement and Plan of Stock Acquisition by and among ENB Financial Corp, ENB South Acquisition Subsidiary, Inc., The Ephrata National Bank, Cecil Bancorp, Inc., and Cecil Bank dated as of August 12, 2025 (Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on August 13, 2025.)

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)

4.1	Form of 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 30, 2020.)

4.2	Form of 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on July 22, 2022.)

4.3	Form of 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2025.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2022 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)

ENB FINANCIAL CORP

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.6	Amendment to Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner effective August 24, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 27, 2025.)

10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)

10.8	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Douglas P. Barton dated as of December 15, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on December 16, 2025.)

10.9	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 28, 2025.)

10.10	Amendment to the Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and William Kitsch dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 28, 2025.)

14	Code of Ethics Policy is posted on the Corporation’s investor relations website under Governance Documents.

19	Insider Trading Policy is posted on the Corporation’s investor relations website under Governance Documents.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

Item 16.	Form 10-K Summary

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

/s/ Jeffrey S. Stauffer	Chairman of the Board,	March 20, 2026
(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Rachel G. Bitner	Director, President and	March 20, 2026
(Rachel G. Bitner)	Chief Executive Officer Elect

/s/ Douglas P. Barton	Executive Vice President	March 20, 2026
(Douglas P. Barton)	Chief Financial Officer and Treasurer
(Principal Executive Officer)

/s/ Joshua E. Hoffman	Director	March 20, 2026
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 20, 2026
(Willis R. Lefever)

/s/ Jose R. Lopez	Director	March 20, 2026
(Jose R. Lopez)

/s/ Jay S. Martin	Director	March 20, 2026
(Jay S. Martin)

/s/ Susan Young Nicholas, Esq.	Director	March 20, 2026
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 20, 2026
(Dr. Brian K. Reed)

/s/ J. Daniel Stoltzfus	Director	March 20, 2026
(J. Daniel Stoltzfus)

/s/ Mark C. Wagner	Director	March 20, 2026
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 20, 2026
(Judith A. Weaver)

/s/ Roger L. Zimmerman	Director	March 20, 2026
(Roger L. Zimmerman)