Form 10-Q
period 2026-03-31
ENB Financial Corp
filed 2026-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2026, the registrant had 5,703,805 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2026

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2026	2025	2025
	$	$	$
ASSETS
Cash and due from banks	8,923	6,630	6,853
Interest-bearing deposits in other banks	80,597	53,943	71,875
Total cash and cash equivalents	89,520	60,573	78,728
Securities available for sale (at fair value, net of allowance for credit losses of $0)	564,075	579,468	595,588
Equity securities (at fair value)	9,559	9,481	9,671
Loans held for sale	1,229	2,588	3,284
Loans (net of unearned income)	1,647,855	1,515,745	1,443,462
Less: Allowance for credit losses	18,981	16,886	16,537
Net loans	1,628,874	1,498,859	1,426,925
Premises and equipment	34,335	31,987	28,486
Regulatory stock	11,667	10,870	10,805
Goodwill	6,712	—	—
Core deposit intangible	2,663	—	—
Bank owned life insurance	35,745	37,019	36,249
Other assets	39,959	26,882	31,241
Total assets	2,424,338	2,257,727	2,220,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	691,753	649,090	634,110
Interest-bearing	1,374,595	1,224,271	1,259,377
Total deposits	2,066,348	1,873,361	1,893,487
Short-term borrowings	60,000	60,000	60,000
Long-term debt	60,038	67,838	79,322
Subordinated debt	61,474	81,413	39,756
Other liabilities	13,091	14,061	13,036
Total liabilities	2,260,951	2,096,673	2,085,601
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,703,137 as of 3/31/26, 5,692,991 as of 12/31/25, and 5,669,069 as of 3/31/25	574	574	574
Capital surplus	4,041	3,979	3,961
Retained earnings	182,480	179,481	165,304
Accumulated other comprehensive loss, net of tax	(23,051)	(22,137)	(33,285)
Less: Treasury stock cost on 35,977 shares as of 3/31/26, 46,123 shares as of 12/31/25 and 70,045 as of 3/31/25	(657)	(843)	(1,178)
Total stockholders' equity	163,387	161,054	135,376
Total liabilities and stockholders' equity	2,424,338	2,257,727	2,220,977

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2026	2025
	$	$
Interest and dividend income:
Interest and fees on loans	22,379	19,290
Interest on securities available for sale
Taxable	4,224	5,077
Tax-exempt	640	671
Interest on deposits at other banks	222	215
Dividend income	344	312
Total interest and dividend income	27,809	25,565
Interest expense:
Interest on deposits	6,398	6,902
Interest on borrowings	2,482	1,886
Total interest expense	8,880	8,788
Net interest income	18,929	16,777
(Release) provision for credit losses	(22)	486
Net interest income after (release) provision for credit losses	18,951	16,291
Other income:
Trust and investment services income	1,057	864
Service fees	970	766
Commissions	1,058	1,012
Loss on the sale of debt securities, net	—	(305)
Gain (loss) on equity securities, net	32	(28)
Gains on sale of mortgages	512	439
Earnings on bank-owned life insurance	404	271
Other income	346	307
Total other income	4,379	3,326
Operating expenses:
Salaries and employee benefits	9,537	8,280
Occupancy	1,105	909
Equipment	532	386
Advertising & marketing	348	367
Computer software & data processing	2,089	1,819
Shares tax	449	361
Professional services	956	843
Core deposit intangible amortization	83	—
Merger and conversion related expenses	2,157	—
Other expenses	1,028	1,354
Total operating expenses	18,284	14,319
Income before income taxes	5,046	5,298
Provision for income taxes	1,022	982
Net income	4,024	4,316

Per share information:
Basic and diluted earnings per share	0.71	0.76
Cash dividends paid per share	0.18	0.18

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2026	2025
	$	$
Net income	4,024	4,316
Other comprehensive (loss) income , net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	(1,569)	1,485
Reclassification adjustment for gain included in net income on securities available for sale	—	305
Reclassification adjustment for (gains) realized in net income on fair value hedge	(7)	(335)
Net unrealized (losses) gains	(1,576)	1,455
Income tax effect	551	(359)
Net of tax amount	(1,025)	1,096
Cash flow hedge:
Changes in unrealized gains (losses) on cash flow hedge	117	(224)
Reclassification adjustment for losses (gains) included in net income	24	(78)
Income tax effect	(29)	63
Net of tax amount	111	(238)
Total other comprehensive (loss) income	(914)	858
Total comprehensive income	3,110	5,174

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$
Balances, January 1, 2025	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376

Balances, January 1, 2026	574	3,979	179,481	(22,137)	(843)	161,054
Net income	—	—	4,024	—	—	4,024
Other comprehensive loss net of tax	—	—	—	(914)	—	(914)
Stock-based compensation expense	—	7	—	—	—	7
Treasury stock issued - 10,146 shares	—	55	—	—	186	241
Cash dividends paid, $0.18 per share	—	—	(1,025)	—	—	(1,025)
Balances, March 31, 2026	574	4,041	182,480	(23,051)	(657)	163,387

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net income	4,024	4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization expense	243	83
Decrease in interest receivable	157	226
Increase (decrease) in interest payable	780	(36)
(Release) provision for credit losses	(22)	486
Losses on the sale of debt securities, net	—	305
(Gains) losses on equity securities, net	(32)	28
Gains on sale of mortgages	(512)	(439)
Loans originated for sale	(12,457)	(11,984)
Proceeds from sales of loans	14,328	13,135
Earnings on bank-owned life insurance	(404)	(271)
Depreciation of premises and equipment and amortization of software	671	520
Deferred income tax	943	61
Amortization of deferred fees on subordinated debt	61	40
Stock-based compensation expense	7	15
Other assets and other liabilities, net	(4,177)	(2,357)
Net cash provided by operating activities	3,610	4,128

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	13,983	17,297
Proceeds from sales	17,843	10,985
Purchases	—	(3,047)
Equity securities:
Proceeds from sales	61	128
Purchases	(107)	(117)
Purchase of regulatory bank stock	(1,104)	(182)
Redemptions of regulatory bank stock	1,392	166
Proceeds from bank-owned life insurance	1,640	—
Net decrease (increase) in loans	15,461	(16,250)
Purchases of premises and equipment, net	(818)	(1,007)
Net cash paid for Acquisition	(968)	—
Purchase of computer software	(12)	(30)
Net cash provided by investing activities	47,371	7,944
Cash flows from financing activities:
Net increase in demand, and savings accounts	40,852	12,300
Net decrease in time deposits	(34,302)	(9,256)
Repayments of long-term debt	(7,800)	(4,500)
Repayment of subordinated debt	(20,000)	—
Dividends paid	(1,025)	(1,018)
Proceeds from sale of treasury stock	241	221
Net cash used for financing activities	(22,034)	(2,253)
Increase in cash and cash equivalents	28,947	9,819
Cash and cash equivalents at beginning of period	60,573	68,909
Cash and cash equivalents at end of period	89,520	78,728
Supplemental disclosures of cash flow information:
Interest paid	8,100	9,414
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(2,433)	4,795
Noncash transactions related to merger:
Assets acquired, excluding cash	181,320	—
Liabilities assumed	187,064	—

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Form 10-Q, for the first quarter of 2026, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Certain comparative amounts for the prior year have been reclassified in order to conform to current-year classifications.  Such classifications had no effect on net income or stockholders' equity.

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

3.       Business Acquisition

Effective February 1, 2026, the Corporation completed its previously announced Acquisition of Cecil Bancorp, Inc. (“Cecil”) pursuant to an Agreement and Plan of Stock Acquisition, by and among the Corporation, ENB South Acquisition Subsidiary, Inc. (“Acquisition Subsidiary”), The Ephrata National Bank, Cecil, and Cecil Bank (the “Agreement”). At the effective time of the acquisition, Acquisition Subsidiary merged with and into Cecil, with Cecil surviving the merger and becoming the wholly-owned subsidiary of the Corporation. Immediately after the merger, Cecil’s board of directors approved, and sole stockholder adopted the complete liquidation and dissolution of Cecil, pursuant to the plan of complete liquidation. Immediately thereafter that, Cecil Bank, merged with and into The Ephrata National Bank, a national banking association and the Corporation’s wholly-owned subsidiary, with The Ephrata National Bank as the surviving bank, collectively the Acquisition. Subject to the terms and conditions of the Agreement, as adjusted, each outstanding share of Cecil common stock was converted into the right to receive $1.88 in cash. In addition, all outstanding and unexercised options to purchase shares of stock of Cecil common stock were redeemed for cash. The transaction was valued at $31,329,000.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table summarizes the actual cash consideration paid for outstanding shares of Cecil’s common stock, including restricted stock that vested upon change in control, and the settlement of stock options (dollars in thousands except per share data):

		$
Cash exchange for outstanding Cecil common shares:
Number of shares outstanding	16,426,998
Exchange rate per share	$1.88
Cash exchanged for outstanding shares		30,883
Number of options outstanding	769,231
Exchange rate per option	$1.88
Exercise price per option	1.30
Difference	0.58
Cash exchanged for outstanding options		446
Cash exchanged for outstanding Cecil common shares		31,329

Under the acquisition method of accounting, the total Acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Cecil based on their estimated fair value as of the Acquisition date. The excess of the Acquisition consideration over the fair value of the assets acquired and liabilities assumed, if any, is allocated to goodwill.

The total Acquisition consideration as shown in the table above is allocated to Cecil’s tangible and intangible assets and liabilities based on their fair value as follows (in thousands):

	Cecil Bancorp, Inc.		Cecil Bancorp, Inc.
	Book Value	Fair Value	Fair Value
	February 1, 2026	Adjustments	February 1, 2026
	$	$	$

Total purchase price consideration			31,329

Recognized amounts of identifiable assets acquired
and liabilities assumed:
Cash and equivalents	30,361	—	30,361
Securities available for sale	19,213	(183)	19,030
Loans, gross	152,992	(5,592)	147,400
Allowance for credit losses	(1,517)	(481)	(1,998)
Loans, net of allowance	151,475	(6,073)	145,402
Premises and equipment	2,580	(463)	2,117
Regulatory stock	1,085	—	1,085
Core deposit intangible	—	2,746	2,746
Operating lease right of use asset	578	(107)	471
Deferred tax assets	9,604	(1,633)	7,971
Other assets	2,712	(214)	2,498
Total identifiable assets acquired	217,608	(5,927)	211,681
Deposits	186,681	(297)	186,384
Operating lease liability	591	(89)	502
Reserve for unfunded commitments	52	(37)	15
Other liabilities	163	—	163
Total liabilities assumed	187,487	(423)	187,064
Total identifiable net assets	30,121	(5,504)	24,617
Goodwill			6,712

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following discusses the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed from the Acquisition. The Corporation used independent valuation specialists to assist with the fair value determinations.

Securities available for sale: The Corporation decreased the fair value of securities available for sale for the differences between Cecil’s matrix pricing and the third party quoted prices for the securities, as the majority were liquidated shortly after the Acquisition date.

Loans: The Corporation early adopted the provisions of Financial Accounting Standards Board ASU 2025-08, Financial Instruments – Credit Losses (Topic 326). This ASU requires that loans acquired without credit deterioration and deemed “seasoned”, will be considered purchased seasoned loans (“PSLs”). PSLs include all loans acquired in a business combination, which do not have “more than significant” deterioration of credit quality since origination. Loans with more than significant deterioration of credit quality, or purchase credit deteriorated (“PCD”) loans, included loans on nonaccrual status, loans with historical delinquencies since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Corporation’s internal risk rating system.

The fair value of loans acquired were estimated using the discounted cash flow method on an individual loan basis. To estimate the value of the loans, each loan’s contractual cash flows were projected, adjusted for expected current market rates, prepayments, and credit losses. Assumptions for credit losses were based on the risk characteristics of each loan. For loans specifically evaluated by the Corporation, credit losses were based on estimated losses identified by the Corporation. The projected cash flows were discounted to present value using a discount rate based on the relative risk of cash flows. An allowance for credit losses was determined for PSL and PCD loans using the same methodology as the Corporation’s other loans. The initial allowance for credit losses determined on a collective basis was allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. These PSL and PCD loans were evaluated on a collective basis and were accounted for using the gross-up approach at Acquisition (i.e., record the loan at its amortized cost and separately record an allowance for expected credit losses). Subsequent changes to the allowance for credit losses will be recorded through the provision for credit loss expense. The component of the fair value mark related to interest rates will be accreted into income over the estimated remaining maturities of the loans.

Of the $147,402,000 net loans acquired, $11,160,000 were identified as PCD loans on the Acquisition date. The following table provides a summary of these PCD loans at Acquisition at February 1, 2026 (in thousands):

February 1,
2026
$

Purchased deteriorated loans
Par value of acquired loans at Acquisition	11,234
Allowance for credit losses at Acquisition	(147)
Non-credit discount at Acquisition	(74)
Total Acquisition consideration	11,013

In connection with the adoption of ASU 2025-08, the Corporation recorded a $1,851,000 allowance for credit losses on PSLs; no provision expense was recorded at the date of Acquisition.

Premises and equipment: The fair value of bank premises and equipment was valued by obtaining recent market date for similar properties, with adjustments for characteristics of the individual property. The Corporation acquired four branches of which one was owned property. Fair value adjustment will offset depreciation based on an estimated useful life of 40 years.

Core deposit intangible: The Corporation identified core deposit intangibles based on an income approach, which is based on the present value of cash flows that can be expected to be generated in the future. The core deposit intangible will be amortized based on the sum-of-the-years digit amortization method over the expected life of 10 years.

Operating lease right of use (“ROU”) assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability established at the date of Acquisition and adjusted for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Deferred tax assets: The net deferred tax asset was adjusted for the tax effect of other purchase accounting fair value adjustments and expected net assets to be realized of the tax benefit of expected book and tax timing differences.

Other assets: Fair value of other assets and liabilities represent the amounts that are expected to be received or need paid out, with an adjustment for the carrying value of repossessed assets to their net realizable value.

Time deposits: The Corporation recorded an adjustment on time deposits to reflect the fair value of the time deposits assumed, which was determined using a discounted cash flow approach that utilized a discount rate equal to current market interest rates for instruments with similar terms and maturities. The fair value adjustment for time deposits will be amortized over the remaining maturities.

Supplemental Proforma Information

The following table presents supplemental proforma information for the three months ended March 31, 2026 and 2025 as if the Acquisition had occurred January 1, 2025. The unaudited proforma includes adjustments on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, lease expense on leases acquired, interest expense on deposits acquired and the related tax effects. The proforma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. In addition, the unaudited proforma information excluded merger-related expenses, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of integration (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	$	$

Total revenues	33,184	32,064
Net income	6,602	4,548

4.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at March 31, 2026 and December 31, 2025, are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
March 31, 2026
U.S. treasuries	14,934	—	(793)	—	14,141
U.S. government agencies	16,400	—	(511)	—	15,889
U.S. agency mortgage-backed securities	32,363	69	(1,747)	—	30,685
U.S. agency collateralized mortgage obligations	104,750	100	(2,195)	—	102,655
Non-agency MBS/CMO	137,485	308	(2,526)	—	135,267
Asset-backed securities	49,806	27	(450)	—	49,383
Corporate bonds	47,836	22	(2,167)	—	45,691
Obligations of states and political subdivisions	190,659	—	(20,295)	—	170,364
Total securities available for sale	594,233	526	(30,684)	—	564,075

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
December 31, 2025
U.S. Treasuries	14,927	—	(764)	—	14,163
U.S. government agencies	16,400	—	(578)	—	15,822
U.S. agency mortgage-backed securities	33,286	73	(1,746)	—	31,613
U.S. agency collateralized mortgage obligations	107,592	433	(1,633)	—	106,392
Non-agency MBS/CMO	144,887	536	(1,912)	—	143,511
Asset-backed securities	51,306	52	(396)	—	50,962
Corporate bonds	47,365	15	(2,245)	—	45,135
Obligations of states and political subdivisions	191,430	—	(19,560)	—	171,870
Total securities available for sale	607,193	1,109	(28,834)	—	579,468

The amortized cost and fair value of debt securities available for sale at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions (in thousands).

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	21,628	21,246
Due after one year through five years	94,902	89,458
Due after five years through ten years	68,482	60,570
Due after ten years	84,817	74,811
U.S. agency mortgage-backed securities	32,363	30,685
U.S. agency collateralized mortgage obligations	104,750	102,655
Non-agency MBS/CMO	137,485	135,267
Asset-backed securities	49,806	49,383
Total debt securities	594,233	564,075

Securities available for sale with a par value of $156,911,000 and $127,026,000 at March 31, 2026 and December 31, 2025, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $142,187,000 at March 31, 2026 and $117,817,000 at December 31, 2025.

Proceeds from active sales of debt securities available for sale with gains or losses, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification (in thousands).

	Three Months Ended March 31,
	2026	2025
	$	$
Proceeds from sales and calls with gains or losses	17,843	10,985
Gross realized gains	—	—
Gross realized losses	—	(305)

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2026
U.S. Treasuries	—	—	14,141	(793)	14,141	(793)
U.S. government agencies	—	—	15,889	(511)	15,889	(511)
U.S. agency mortgage-backed securities	—	—	22,231	(1,747)	22,231	(1,747)
U.S. agency collateralized mortgage obligations	26,447	(371)	41,274	(1,824)	67,721	(2,195)
Non-Agency MBS/CMO	66,632	(729)	40,954	(1,797)	107,586	(2,526)
Asset-backed securities	12,835	(89)	27,322	(361)	40,157	(450)
Corporate bonds	—	—	44,574	(2,167)	44,574	(2,167)
Obligations of states & political subdivisions	724	(26)	169,640	(20,269)	170,364	(20,295)
Total unrealized losses on debt securities	106,638	(1,215)	376,025	(29,469)	482,663	(30,684)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2025
U.S. Treasuries	—	—	14,163	(764)	14,163	(764)
U.S. government agencies	—	—	15,822	(578)	15,822	(578)
U.S. agency mortgage-backed securities	—	—	23,117	(1,746)	23,117	(1,746)
U.S. agency collateralized mortgage obligations	8,963	(30)	61,133	(1,603)	70,096	(1,633)
Non-Agency MBS/CMO	44,873	(326)	46,260	(1,586)	91,133	(1,912)
Asset-backed securities	14,043	(110)	21,686	(286)	35,729	(396)
Corporate bonds	—	—	44,620	(2,245)	44,620	(2,245)
Obligations of states & political subdivisions	—	—	171,840	(19,560)	171,840	(19,560)
Total unrealized losses on debt securities	67,879	(466)	398,641	(28,368)	466,520	(28,834)

In the debt security portfolio, there are 292 and 288 positions carrying unrealized losses at March 31, 2026 and December 31, 2025.

The Corporation evaluates fixed income positions for an allowance for credit losses at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded in the first three months of 2026 or 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

5.       Equity Securities

The following table summarizes the amortized cost, cumulative gross realized gains and losses recognized in earnings, and fair value of equity securities held at March 31, 2026 and December 31, 2025 (in thousands):

		Gross	Gross
	Amortized	Realized	Realized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2026
CRA-qualified mutual funds	9,066	—	—	9,066
Bank stocks	521	4	(32)	493
Total equity securities	9,587	4	(32)	9,559

December 31, 2025
CRA-qualified mutual funds	8,960	—	—	8,960
Bank stocks	580	1	(60)	521
Total equity securities	9,540	1	(60)	9,481

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
	$	$

Net gains realized on the sale of equity securities during the period	1	21
Net gains (losses) recognized on equity securities held at reporting date	31	(49)
Net gains (losses) recognized on equity securities during the period	32	(28)

6.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
	$	$

Agriculture	321,182	317,957
Business Loans	453,910	394,558
Consumer	81,362	5,703
Home Equity	147,246	141,369
Non-Owner Occupied Commercial Real Estate	168,910	169,584
Residential Real Estate (a)	472,967	484,337

Gross loans prior to deferred costs	1,645,577	1,513,508

Deferred loan costs, net	2,278	2,237
Allowance for credit losses	(18,981)	(16,886)
Total net loans	1,628,874	1,498,859

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $382,580 and $376,287 as of March 31, 2026 and December 31, 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$318,837	$6	$—	$2,339	$2,345	$321,182
Business Loans	445,361	4,764	717	3,068	8,549	453,910
Consumer	80,240	682	416	24	1,122	81,362
Home Equity	146,600	393	9	244	646	147,246
Non-Owner Occupied CRE	168,162	—	—	748	748	168,910
Residential Real Estate	470,783	1,721	459	4	2,184	472,967
Total	$1,629,983	$7,566	$1,601	$6,427	$15,594	$1,645,577

	December 31, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$316,116	$50	$212	$1,579	$1,841	$317,957
Business Loans	388,462	3,449	2,620	27	6,096	394,558
Consumer	5,661	31	11	—	42	5,703
Home Equity	140,818	394	38	119	551	141,369
Non-Owner Occupied CRE	168,836	—	—	748	748	169,584
Residential Real Estate	482,830	842	65	600	1,507	484,337
Total	$1,502,723	$4,766	$2,946	$3,073	$10,785	$1,513,508

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2026 and December 31, 2025, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
March 31, 2026	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,625	$1,495	$4,120	$—	$4,120
Business Loans	6,059	363	6,422	—	6,422
Consumer Loans	171	—	171	—	171
Home Equity	457	—	457	—	457
Non-Owner Occupied CRE	995	—	995	—	995
Residential Real Estate	1,658	—	1,658	—	1,658
Total	$11,965	$1,858	$13,823	$—	$13,823

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
December 31, 2025	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,598	$503	$3,101	$—	$3,101
Business Loans	3,267	—	3,267	—	3,267
Consumer Loans	—	—	—	—	—
Home Equity	189	169	358	—	358
Non-Owner Occupied CRE	1,007	—	1,007	—	1,007
Residential Real Estate	1,308	295	1,603	—	1,603
Total	$8,369	$967	$9,336	$—	$9,336

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026
	Real Estate	Other	None	Total
Agriculture	$3,735	$385	$—	$4,120
Business Loans	5,310	1,112	—	6,422
Consumer Loans	—	171	—	171
Home Equity	457	—	—	457
Non-Owner Occupied CRE	995	—	—	995
Residential Real Estate	1,658	—	—	1,658
Total	$12,155	$1,668	$—	$13,823

December 31, 2025
	Real Estate	Other	None	Total
Agriculture	$2,634	$467	$—	$3,101
Business Loans	2,744	523	—	3,267
Consumer Loans	—	—	—	—
Home Equity	358	—	—	358
Non-Owner Occupied CRE	1,007	—	—	1,007
Residential Real Estate	1,603	—	—	1,603
Total	$8,346	$990	$—	$9,336

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2026 and December 31, 2025. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem, if not corrected.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of March 31, 2026 (in thousands):

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$8,613	$58,333	$21,365	$39,804	$30,275	$95,558	$33,941	$—	$287,889
Special Mention	446	299	482	3,524	2,856	1,948	876	—	10,431
Substandard	—	3,252	1,091	3,277	2,532	10,291	2,419	—	22,862
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,059	$61,884	$22,938	$46,605	$35,663	$107,797	$37,236	$—	$321,182

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$23,402	$86,960	$49,251	$53,197	$68,356	$110,778	$46,146	$—	$438,090
Special Mention	—	—	—	2,813	1,436	1,862	189	—	6,300
Substandard	99	—	—	190	6,985	1,657	589	—	9,520
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,501	$86,960	$49,251	$56,200	$76,777	$114,297	$46,924	$—	$453,910

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-Owner Occupied CRE
Risk Rating
Pass	$2,352	$32,729	$7,209	$32,391	$35,628	$45,343	$8,913	$—	$164,565
Special Mention	—	—	—	—	—	1,987	—	—	1,987
Substandard	—	—	—	367	—	1,156	835	—	2,358
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,352	$32,729	$7,209	$32,758	$35,628	$48,486	$9,748	$—	$168,910

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$34,367	$178,022	$77,825	$125,392	$134,259	$251,679	$89,000	$—	$890,544
Special Mention	446	299	482	6,337	4,292	5,797	1,065	—	18,718
Substandard	99	3,252	1,091	3,834	9,517	13,104	3,843	—	34,740
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,912	$181,573	$79,398	$135,563	$148,068	$270,580	$93,908	$—	$944,002

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of December 31, 2025 (in thousands):

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2026 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$1,345	$30,927	$21,436	$14,078	$9,492	$2,238	$1,675	$—	$81,191
Nonperforming	—	—	25	31	115	—	—	—	171
Total	$1,345	$30,927	$21,461	$14,109	$9,607	$2,238	$1,675	$—	$81,362

Consumer
Current period gross charge-offs	$—	$—	$31	$6	$—	$6	$—	$—	$43

Home equity
Payment Performance
Performing	$—	$2,443	$1,218	$4,982	$10,605	$2,057	$125,258	226	$146,789
Nonperforming	—	—	—	49	113	51	244	—	457
Total	$—	$2,443	$1,218	$5,031	$10,718	$2,108	$125,502	$226	$147,246

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$4,241	$34,375	$37,221	$90,136	$126,912	$178,424	$—	$—	$471,309
Nonperforming	—	—	—	—	715	943	—	—	1,658
Total	$4,241	$34,375	$37,221	$90,136	$127,627	$179,367	$—	$—	$472,967

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$5,586	$67,745	$59,875	$109,196	$147,009	$182,719	$126,933	$226	$699,289
Nonperforming	—	—	25	80	943	994	244	—	2,286
Total	$5,586	$67,745	$59,900	$109,276	$147,952	$183,713	$127,177	$226	$701,575

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2025 (in thousands):

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

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

		Initial Allowance
March 31, 2026	Beginning	on Cecil PCD and PSL			Provisions	Ending
	Balance	Acquired Loans	Charge-offs	Recoveries	(Reductions)	Balance
	$	$	$	$	$	$
Allowance for credit losses:
Agriculture	4,352	—	—	—	951	5,303
Business Loans	3,248	415	—	30	(434)	3,259
Consumer Loans	365	1,493	(43)	2	(213)	1,604
Home Equity	2,785	79	—	—	248	3,112
Non-Owner Occupied CRE	1,342	—	—	—	(511)	831
Residential Real Estate	4,794	11	—	—	67	4,872

Total	$16,886	$1,998	$(43)	$32	$108	$18,981

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

March 31, 2025	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
	$	$	$	$	$
Allowance for credit losses:
Agriculture	3,303	—	1	166	3,470
Business Loans	3,234	—	2	(29)	3,207
Consumer Loans	327	(27)	16	(8)	308
Home Equity	2,644	(3)	—	80	2,721
Non-Owner Occupied CRE	933	—	—	98	1,031
Residential Real Estate	5,681	—	—	119	5,800

Total	$16,122	$(30)	$19	$426	$16,537

During the three months ended March 31, 2026, management charged off $43,000 in loans while recovering $32,000 and added $108,000 to the provision for credit losses related to loans and released $130,000 in provision expense for off-balance sheet credit exposure for a net provision reduction of $22,000.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of March 31, 2026:

	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	73	350	—	—	—	—	423
Ending balance: collectively evaluated	5,230	2,881	1,632	3,112	831	4,872	18,558

Loans receivable:
Ending balance	321,182	453,910	81,362	147,246	168,910	472,967	1,645,577
Ending balance: individually evaluated	4,120	6,422	171	457	995	1,658	13,823
Ending balance: collectively evaluated	317,062	447,488	81,191	146,789	167,915	471,309	1,631,754

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of December 31, 2025:

	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	107	—	—	53	—	28	188
Ending balance: collectively evaluated	4,245	3,248	365	2,732	1,342	4,765	16,697

Loans receivable:
Ending balance	317,957	394,558	5,703	141,369	169,584	484,337	1,513,508
Ending balance: individually evaluated	3,101	3,267	—	358	1,007	1,603	9,336
Ending balance: collectively evaluated	314,856	391,292	5,703	141,010	168,577	482,734	1,504,172

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty for the quarter ended March 31, 2026 or for the quarter ended March 31, 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

7. Goodwill and Core Deposit Intangible Asset

At March 31, 2026 goodwill was $6,712,000 which was added through the Corporation’s Acquisition of Cecil. As permitted under GAAP, the Corporation has up to twelve months following the date of the Acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the Acquisition of Cecil. During this measurement period, the Corporation may record subsequent adjustments for provisional amount initially established. These subsequent adjustments, if any, may increase or decrease recorded goodwill.

	March, 31	December 31,
	2026	2025
	$	$

Balance, beginning of period	—	—
Acquired goodwill	6,712	—
Balance, end of period	6,712	—

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.

The Corporation acquired a core deposit intangible asset of $2,746,000 for the Acquisition of Cecil. The core deposit intangible asset is being amortized based on the sum-of-the-year digits method over an expected life of 10 years. The following table presents changes in the core deposit intangible during the three months ended March 31, 2026 and 2025 (in thousands).

	2026	2025
	$	$

Balance, beginning of period	—	—
Acquired core deposit intangible	2,746	—
Amortization	(83)	—
Balance, end of period	2,663	—

The following table presents future estimated aggregated amortization expense at March 31, 2026:

$
Year Ending:
December 31, 2026 (9 months remaining)	375
December 31, 2027	453
December 31, 2028	404
December 31, 2029	354
December 31, 2030	304
Thereafter	773
2,663

8. Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania, and the States of Maryland, Florida and New Jersey. No federal or state income taxes were paid for the three months ended March 31, 2026 and 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by dollar amount (in thousands) and percent for the three months ended March 31, 2026 and 2025 is as follows:

	2026		2025
	$	%	$	%

Income tax at statutory rate	1,060	21.0	1,113	21.0
State income tax, net of federal benefit	30	0.6	—	—
Tax-exempt interest income	(142)	(2.8)	(206)	(3.9)
Non-deductible interest expense	86	1.7	121	2.3
Bank-owned life insurance	(47)	(0.9)	(57)	(1.1)
Merger-related expenses	19	0.4	—	—
Other	16	0.3	11	0.2

Income tax expense	1,022	20.3	982	18.5

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. Realization of deferred tax assets associated with net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Further, in the case of acquisitions, it is impacted by Internal Revenue Code Section 382, which limits the use of NOLs to an annual amount based on the company’s stock immediately before the ownership change, multiplied by the applicable federal long-term tax interest rate.

At March 31, 2026, the Corporation had federal NOL carryforwards of approximately $61,205,000, with certain amounts that expire at various times from 2033 to 2037. The Corporation also had state NOL carryforwards of $58,090,000 which expire at various times from 2034 to 2037. The valuation allowance on net deferred assets results in the NOL carryforwards being carried at an amount that management expects to realize.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Income tax expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	2026	2025
	$	$
Current:
Federal	74	921
State	5	—
Total current	79	921
Deferred tax expense:
Federal	910	61
State	33	—
Total deferred	943	61
Income tax expense	1,022	982

Components of the Corporation's net deferred tax position at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	2026	2025
	$	$

Deferred tax assets:
Allowance for credit losses	4,128	3,546
Allowance for off-balance sheet extensions of credit	269	284
Interest on nonaccrual loans	264	189
Purchase accounting - loans	1,192	—
Operating lease liability	621	524
Net operating loss carryforwards	13,197	—
Net unrealized losses on securities available for sale	6,559	5,823
Net unrealized losses on derivatives	—	62
Other	90	53
Total deferred tax assets	26,320	10,481

Deferred tax liabilities:
Premises and equipment	(2,178)	(2,104)
Right of use asset	(608)	(516)
Mortgage servicing rights	(736)	(671)
Discount on investment securities	(1,569)	(1,326)
Purchase accounting - core deposit intangible	(586)	—
Purchase accounting - time deposits	(53)	—
Net unrealized gains on derivatives	(152)	—
Other	(14)	(20)
Total deferred tax liabilities	(5,896)	(4,637)
Net deferred tax assets before valuation allowance	20,424	5,844
Valuation allowance	(7,028)	—
Net deferred tax assets	13,396	5,844

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

9. Deposits

Deposits by major classifications are summarized as follows at March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025
	$	$

Non-interest bearing demand	691,753	649,090
Interest-bearing demand	395,969	375,938
Money market deposit accounts	177,516	162,715
Savings accounts	310,180	283,207
Time deposits under $250,000	408,841	333,522
Time deposits of $250,000 or more	82,089	68,889
Total deposits	2,066,348	1,873,361

At March 31, 2026, the scheduled maturities of time deposits are as follows (in thousands):

2026 (9 months remaining)	407,308
2027	18,290
2028	60,801
2029	2,141
2030	2,390

Total	490,930

At March 31, 2026, the Bank held $68,066,000 in brokered time deposits compared to $68,042,000 as of December 31, 2025. The brokered time deposits may be called by the Corporation with no penalty, other than the acceleration of the recognition of the premium recorded on them, which totaled $306,000 at March 31, 2026, and $330,000 at December 31, 2025.

10. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains (Losses)	Unrealized
	on Securities	Gains (Losses)
	Available-for-Sale	on Cash Flow	Total
	net of Fair Value Hedge (1) (2)	Hedges (2)
	$	$	$
Balance at January 1, 2026	(21,974)	(163)	(22,137)
Adjustment for change in blended tax rate	165	1	166
Other comprehensive (losses) gains before reclassifications	(1,185)	92	(1,093)
Amount reclassified from accumulated other comprehensive loss	(5)	18	13
Period change	(1,025)	111	(914)

Balance at March 31, 2026	(22,999)	(52)	(23,051)

Balance at January 1, 2025	(34,304)	161	(34,143)
Other comprehensive gains (losses) before reclassifications	1,173	(177)	996
Amount reclassified from accumulated other comprehensive loss	(77)	(61)	(138)
Period change	1,096	(238)	858

Balance at March 31, 2025	(33,208)	(77)	(33,285)

(1) Amounts include fair value hedge.

(2) Amounts are net of tax, at the federal income tax rate of 21.75% for 2026 and 21% for 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

11. Derivatives and Hedging Activities

The Corporation utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Cash Flow Hedges: Two interest rate swaps with notional amounts totaling $60,000,000 at March 31, 2026 and December 31, 2025 were designated as cash flow hedges of certain short-term FHLB advances and were determined to be effective for the periods presented. The Corporation expects the hedges to remain effective during the remaining terms of the swaps. These cash flow hedges are pay-fixed rate hedges for the purpose of hedging variable cash flows associated with the Corporation’s short-term borrowings.

Fair Value Hedges: Thirteen interest rate swaps with notional amounts totaling $171,306,000 and $175,775,000 at March 31, 2026 and December 31, 2025 were designated as portfolio hedges of individual fixed rate mortgage-backed securities included in securities available for sale. The hedges were determined to be effective for the periods presented. These fair value hedges are pay-fixed rate hedges designed as a hedge of the exposure to changes in the fair value of securities available for sale.

The following table summarizes the notional amounts and fair value of the Corporation’s derivative instruments at March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026			As of December 31. 2025
	Notional / Contract	Asset	Liability	Notional / Contract	Asset	Liability
Line Item in the Balance Sheet Which	Amount	Fair Value (a)	Fair Value (b)	Amount	Fair Value (a)	Fair Value (b)
the Hedged Item is Included	$	$	$	$	$	$
Derivatives used for hedging instruments:
Interest rate swap contracts :
Securities available for sale (fair value hedges)	85,522	1,167	—	70,081	811	—
Securities available for sale (fair value hedges)	85,784	—	384	105,694	—	851
Short-term borrowings (cash flow hedges)	60,000	—	66	60,000	—	207
Total derivatives designated for hedging	231,306	1,167	450	235,775	811	1,058

(a) Included in Other assets on the Consolidated Balance Sheet.

(b) Included in Other liabilities on the Consolidated Balance Sheet.

The following table is a summary of components for interest rate swaps designed as hedging instruments at March 31, 2026 and December 31, 2025 (in thousands):

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (In Years)

March 31, 2026
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.83%	0.6
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.69%	12.4

December 31, 2025
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.98%	0.9
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.82%	12.6

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table summarizes the effect of the Corporation’s derivative financial instruments on OCI and net income for the quarters ended March 31, 2026 and 2025 (in thousands):

	2026	2025
	$	$	Location of Gains (losses) Recognized from AOCI into Income

Derivatives Used for hedging instruments:
Fair value hedges	7	335	Interest income - securities
Cash flow hedges	24	(78)	Interest expense - short term borrowings

	2026	2025
	$	$	Location of Gains (losses) recognized in Income
Derivatives Used for hedging instruments:
Fair value hedges	(33)	2	Interest income - securities

The amounts recognized from accumulated other comprehensive income into condensed statement of income represent the amount of cash settlements between the Corporation and the counterparty. The amount recognized directly as interest income on fair value hedges relates to the adjustments required for periodic remeasurements.

The Corporation has agreements with its derivative counterparty that contains a provision where, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender on its cash flow hedges, then the Corporation could also be declared in default on its derivative obligations. In addition, the Corporation also has agreements with its derivative counterparty that contains a provision where, if the Corporation fails to maintain its status as a well / adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. As of March 31, 2026, the Corporation had $3,000,000 held by its counterparty as collateral for its derivative agreements.

12. Earnings Per Share

The following table presents earnings per share for the three months ended March 31, 2026 and 2025 (dollars in thousands, except share data):

	2026	2025

Net income ($)	4,024	4,316
Weighted average shares outstanding - basic	5,694,472	5,656,205
Diluted effect of share-based compensation	1,948	1,391
Weighted average shares outstanding - diluted	5,696,420	5,657,596

Per share information:
Basic earnings per share ($)	0.71	0.76
Diluted earnings per share ($)	0.71	0.76

13. Fair Value Presentation

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
March 31, 2026
Assets
U.S. treasuries	14,141	—	—	14,141
U.S. government agencies	—	15,889	—	15,889
U.S. agency mortgage-backed securities	—	30,685	—	30,685
U.S. agency collateralized mortgage obligations	—	102,655	—	102,655
Non-agency MBS/CMO	—	135,267	—	135,267
Asset-backed securities	—	49,383	—	49,383
Corporate bonds	—	45,691	—	45,691
Obligations of states & political subdivisions	—	170,364	—	170,364
Marketable equity securities	9,559	—	—	9,559

Total securities	23,700	549,934	—	573,634
Derivatives and hedging activities	—	1,167	—	1,167

Liabilities
Derivatives and hedging activities	—	450	—	450

	Level 1	Level 2	Level 3	Total
	$	$	$	$

December 31, 2025:
Assets
U.S. Treasuries	14,163	—	—	14,163
U.S. government agencies	—	15,822	—	15,822
U.S. agency mortgage-backed securities	—	31,613	—	31,613
U. S. agency collateralized mortgage obligations	—	106,392	—	106,392
Non-agency MBS/CMO	—	143,511	—	143,511
Asset-backed securities	—	50,962	—	50,962
Corporate bonds	—	45,135	—	45,135
Obligations of states and political subdivisions	—	171,870	—	171,870
Marketable equity securities	9,481	—	—	9,481
Total securities	23,644	565,305	—	588,949
Derivatives and hedging activities	—	811	—	811

Liabilities
Derivatives and hedging activities	—	1,058	—	1,058

Individually Evaluated Loans: Loans individually evaluated for current expected credit losses include nonaccrual loans and other loans that do not share similar risk characteristics to loans in ACL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations. The measurement of loss associated with loans evaluated individually for all loan classes was based on either the observable market price of the loan, the fair value of the collateral or discounted cash flows. For collateral-dependent loans, fair value was measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data. However, if the collateral is a house or building in the process of construction or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment and other assets is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Mortgage Servicing Rights (MSR): MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow (DCF) valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At March 31, 2026, the fair value of the MSRs was $3,553,000, which exceeded the carrying value of $2,713,000. At December 31, 2025, the fair value of the MSRs was $3,104,000, which exceeded the carrying value of $2,597,000. There was no valuation allowance at March 31, 2026 or December 31, 2025.

The following table provides the fair value for each class of assets to be measured and reported at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
March 31, 2026
Assets:
Individually analyzed loans	—	—	13,400	13,400
Total	—	—	13,400	13,400

December 31, 2025
Assets:
Individually analyzed loans	—	—	9,148	9,148
Total	—	—	9,148	9,148

The Corporation had a total of $13,823,000 of individually analyzed loans as of March 31, 2026, with $423,000 of specific allocation against these loans and $9,336,000 of individually analyzed loans as of December 31, 2025, with $188,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)
March 31, 2026
Individually analyzed loans	13,400	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)
December 31, 2025
Individually analyzed loans	9,148	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$
March 31, 2026
Financial Assets:
Cash and cash equivalents	89,520	89,520	89,520	—	—
Regulatory stock	11,667	11,667	11,667	—	—
Loans held for sale	1,229	1,229	1,229	—	—
Loans, net of allowance	1,628,874	1,613,397	—	—	1,613,397
Accrued interest receivable	9,318	9,318	5	3,322	5,991

Financial Liabilities:
Demand deposits	691,753	691,753	691,753	—	—
Interest-bearing demand deposits	395,969	395,969	395,969	—	—
Money market deposit accounts	177,516	177,516	177,516	—	—
Savings accounts	310,180	310,180	310,180	—	—
Time deposits	490,930	482,491	—	—	482,491
Total deposits	2,066,348	2,057,909	1,575,418	—	482,491
Short-term debt	60,000	60,000	60,000
Long-term debt	60,038	60,347	—	—	60,347
Subordinated debt	61,474	60,479	—	—	60,479
Accrued interest payable	3,405	3,405	421	26	2,958

			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$
December 31, 2025
Financial Assets:
Cash and cash equivalents	60,573	60,573	60,573	—	—
Regulatory stock	10,870	10,870	10,870	—	—
Loans held for sale	2,588	2,588	2,588	—	—
Loans, net of allowance	1,498,859	1,493,899	—	—	1,493,899
Accrued interest receivable	8,424	8,424	59	3,306	5,059

Financial Liabilities:
Demand deposits	649,090	649,090	649,090	—	—
Interest-bearing demand deposits	375,938	375,938	375,938	—	—
Money market deposit accounts	162,715	162,715	162,715	—	—
Savings accounts	283,207	283,207	283,207	—	—
Time deposits	402,411	401,917	—	—	401,917
Total deposits	1,873,361	1,872,867	1,470,950	—	401,917
Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	67,838	68,507	—	—	68,507
Subordinated debt	81,413	80,311	—	—	80,311
Accrued interest payable	2,595	2,595	444	6	2,145

14. Segment Reporting

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The CDM will evaluate the financial performance of the Corporation’s business components such as evaluating revenue streams, significant expenses, and budget-to-actual results in assessing the Corporation’s segment and in the determination of allocating resources. The CDM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate profitability measurements. The CDM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in performance and in establishing compensation. Loans, investments, deposits, and wealth management provide the revenues in the banking operation. Interest expense, provision for credit losses, payroll, occupancy, and data processing charges provide significant expenses in the banking operation. All operations are in Lancaster, Lebanon and Berks counties, Pennsylvania, and Cecil County, Maryland.

15. Recently Issued Accounting Standards

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments, among other things, provide more flexibility for cash flow hedges and hedging of raw materials and other nonfinancial assets, as well as simplify hedge accounting for flexible debt and foreign currency debt. ASU 2025-09 should be applied prospectively for public business entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when ASC Topic 270 applies. The amendments in the ASU provide a list of specific interim disclosures that are required by generally accepted accounting principles (GAAP), which, together with the disclosure principle, represent the complete population of required disclosures in interim reporting periods. The intent of the disclosure principle is to help entities determine whether any disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements for public business entities for interim periods in fiscal years beginning after December 15, 2027. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address 33 issues that amend the Codification to (1) clarify, (2) correct errors, or (3) make minor improvements that affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments make the Codification easier to understand and apply. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Corporation is currently evaluating the impact of this new guidance on its financial statements.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2025 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	General local and national economic conditions, including inflation and concerns about liquidity
•	Monetary and interest rate policies of the Federal Reserve Board
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Effects of weak market conditions, specifically the effect on loan customers to repay loans
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
•	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
•	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
•	Political changes and their impact on new laws and regulations
•	Effects of war, acts of terrorism, military actions, and international and domestic instabilities
•	Competitive forces and how it may impact our community banking strategies
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Diversion of management’s attention from ongoing business operations and opportunities
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations concerning taxes, banking, securities and insurance and their application with which the Corporation and its subsidiaries must comply
•	Potential impacts from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Effects of economic conditions particularly with regard to the effects of any pandemic, epidemic, or health-related crisis and government and business responses thereto, specifically the effect on loan customers to repay loans
•	Effects of Acquisition and integration of acquired businesses

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Results of Operations

Overview

The Corporation recorded net income of $4,024,000 for the three-month period ended March 31, 2026, a $292,000, or 6.8%, decrease from the three months ended March 31, 2025. Basic and diluted earnings per share for the first quarter of 2026 were $0.71 compared to $0.76 for the same period in 2025.

On February 1, 2026, the Corporation completed its Acquisition of Cecil Bancorp, Inc. (“Cecil”), which impacted the Corporation’s results of operations for the three months ended March 31, 2026 in comparison to the prior year, as it included two months of their activities, as well as merger and conversion related charges of $1,866,000, net of taxes. The fair value of net assets acquired totaled $24,617,000, including net loans of $147,400,000 and deposits of $186,384,000. Net income, adjusted for merger and conversion-related charges, was $5,890,000, and basic and diluted earnings per share, as adjusted, totaled $1.03. See supplemental discussion of non-GAAP financial measures.

The Corporation’s net interest income (NII) increased by $2,152,000, or 12.8%, for the three months ended March 31, 2026, compared to the same period in 2025. Interest income on loans increased by $3,089,000, or 16.0%, which was favorably impacted by the addition of Cecil’s loans. Interest income on securities decreased by $884,000, or 15.4%, for the three months ended March 31, 2026, compared to the same period in 2025, due to both lower rates earned on securities as well as lower average balances. Interest expense on deposits declined, despite the addition of Cecil’s deposits, due to lower market interest rates and management’s strategy to lower the cost of funds, including pricing decisions and calling certain brokered deposits. Interest expense on borrowings increased principally due to higher levels of subordinated debt, with newly issued subordinated debt to support the Cecil acquisition at a higher rate than previous issuances.

The Corporation recorded a provision release for credit losses of $22,000 in the first quarter of 2026, compared to a provision expense of $486,000 in the first quarter of 2025. The provision release recorded in 2026 was primarily related to favorable charge-off history, declines in the legacy Ephrata National Bank and Cecil loan portfolios, offset by increased economic uncertainty considerations. The allowance for credit losses (ACL) as a percentage of total loans was 1.15% as of March 31, 2026, 1.11% as of December 31, 2025, and 1.15% as of March 31, 2025. The allowance for credit losses on the loans acquired in the Cecil Acquisition contributed to the increase in the ACL to loans coverage ratio.

Other income increased by $1,053,000, or 31.7%, for the three months ended March 31, 2026, compared to the same period in the prior year. This was due to a variety of increases in a few of the categories including an increase in trust and investment services income, increased service fees, and no losses recorded on the sale of debt securities.

Total operating expenses increased by $3,965,000, or 27.7%, for the three months ended March 31, 2026, compared to the same period in 2025. The largest increase in operating costs was due to merger and conversion-related costs from the Cecil Acquisition, totaling $2,157,000, and increased salary and benefit costs from additional staff including those for our four new branches, annual merit increases, and higher health insurance costs. Several other categories of expenses increased from the prior year including occupancy and equipment, computer software and data processing costs, and costs related to professional services, with the Cecil Acquisition contributing to the increases.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios	Three Months Ended
	March 31,
	2026	2025

Return on Average Assets	0.70%	0.80%
Return on Average Equity	9.92%	13.03%

The lower performance ratios for return on average assets and return on average equity were impacted by the $1,866,000 in merger and conversion-related charges, net of tax.

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for credit losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2026, NII generated 81.2% of the Corporation’s revenue stream, which consists of NII and non-interest income. This compared to 83.5% for the first three months of 2025. The increase in other non-interest income is the primary reason for the changes, as growth was noted in all other income categories. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income, however, the Corporation continues to grow other operating income for diversification.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis, assuming a 21% tax rate. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $145,000 for the three months ended March 31, 2026, compared to $107,000 for the same period in 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
	$	$
Total interest income	27,809	25,565
Total interest expense	8,880	8,788

Net interest income	18,929	16,777
Tax equivalent adjustment	145	107

Net interest income (fully taxable equivalent)	19,074	16,884

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

ENB FINANCIAL CORP

Management’s Discussion and Analysis

During the first quarter of 2026, interest income on interest earning assets increased $2,282,000, as both average balances and rates earned, in total, increased. The Acquisition of Cecil and a shift in asset mix to a greater percentage of loans to total interest earning assets contributed to the increase in interest income. Despite average interest-bearing liabilities increasing 6.2% in the first quarter of 2026, compared to the same period in 2025, interest expense on these liabilities increased only $92,000, or 1.0%. Discipline around managing the cost of funds, resulted in the average rate paid on interest bearing liabilities for the first quarter of 2026 of 2.38%, a decline from 2.51% in the first quarter of 2025.

The Corporation’s net interest margin increased to 3.35% for the quarter ended March 31, 2026, compared to 3.13% for the same quarter in 2025 due to management's strategy to lower the cost of funds, including pricing decisions and to call certain brokered deposits. The Corporation’s NII on a fully taxable equivalent basis increased by $2,190,000, or 13.0%, for the three months ended March 31, 2026, compared to the same period in 2025.

The following table provides an analysis of year-to-date changes in NII on an FTE basis by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases (dollars in thousands):

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	101	(94)	7

Securities available for sale:
Taxable	(373)	(495)	(868)
Tax-exempt	(124)	116	(8)
Total securities	(497)	(379)	(876)

Loans	2,297	804	3,101
Regulatory stock	12	38	50

Total interest income	1,913	369	2,282

INTEREST EXPENSE

Deposits:
Demand deposits	516	(751)	(235)
Savings deposits	25	(54)	(29)
Time deposits	1,741	(1,980)	(239)
Total deposits	2,282	(2,785)	(503)

Borrowings:
Short-term borrowings	98	(55)	43
Long-term debt	(470)	341	(129)
Subordinated debt	450	231	681
Total borrowings	78	517	595

Total interest expense	2,360	(2,268)	92

NET INTEREST INCOME	(447)	2,637	2,190

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table shows a more detailed analysis of NII on a FTE basis with major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities (dollars in thousands):

	For the Three Months Ended March 31,
	2026			2025
			(c)			(c)
	Average	(c)	Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	46,605	222	1.93	41,065	215	2.13

Securities available for sale:
Taxable	475,146	4,327	3.64	513,710	5,195	4.05
Tax-exempt	137,061	697	2.03	143,853	705	1.96
Total securities (d)	612,207	5,024	3.28	657,563	5,900	3.59

Loans (a)	1,602,604	22,464	5.62	1,436,318	19,363	5.40

Regulatory stock	11,458	244	8.51	10,811	194	7.14

Total interest earning assets	2,272,874	27,954	4.93	2,145,757	25,672	4.79

Non-interest earning assets (d)	74,649			42,215

Total assets	2,347,523			2,187,972

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	551,536	2,426	1.78	533,450	2,661	2.02
Savings deposits	301,549	41	0.06	285,061	70	0.10
Time deposits	461,526	3,932	3.46	423,197	4,171	4.00
Total deposits	1,314,611	6,399	1.97	1,241,708	6,902	2.25
Borrowings:
Short-term borrowings	65,335	663	4.12	60,216	620	4.18
Long-term debt	62,551	650	4.21	80,972	779	3.90
Subordinated debt	68,556	1,168	6.81	39,737	487	4.97
Total borrowings	196,442	2,481	5.09	180,925	1,886	4.23
Total interest bearing liabilities	1,511,053	8,880	2.38	1,422,633	8,788	2.51

Non-interest bearing liabilities:

Demand deposits	658,026			617,706
Other	14,013			13,282

Total liabilities	2,183,092			2,053,621

Stockholders' equity	164,431			134,351

Total liabilities & stockholders' equity	2,347,523			2,187,972

Net interest income (FTE)		19,074			16,884

Net interest spread (b)			2.55			2.28
Effect of non-interest bearing deposits			0.80			0.85
Net yield on interest earning assets (c)			3.35			3.13

(a) Includes balances of nonaccrual loans and net deferred loan fees and the recognition of any related interest income.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $45,356,000, or 6.9%, for the three months ended March 31, 2026, compared to the same period in 2025. Interest income on securities decreased by $876,000, or 14.8%, for the three months ended March 31, 2026, compared to the same period in the prior year. The majority of the securities acquired from Cecil were sold shortly after Acquisition date and provided little in average balances. The decrease in the portfolio was primarily the result of maturing securities and regular scheduled monthly principal payments being used to fund loan growth. The tax equivalent yield on investments decreased by 31 basis points for the quarter-to-date period when comparing both years.

Total average loans totaled $1,602,604,000 for the quarter ended March 31, 2026, a $166,286,000 increase in average loan balances over the same period in 2025. In addition to the $147,400,000 in loans acquired in the Cecil Acquisition on February 1, 2026, the strong loan production experienced in 2025 benefited the first quarter of 2026. Interest income on loans increased $3,101,000, or 16.0%, for the first quarter of 2026 compared to 2025, primarily as a result of the higher average balances, but also yields increased 22 basis points as loans repriced at a higher rate, and the Cecil loans were marked to fair value, which enhanced the overall yield of the loan portfolio.

The average balance of interest-bearing deposit accounts increased by $72,903,000 or 5.9%, for the three months ended March 31, 2026, compared to the same period in the prior year. Growth was experienced in all deposit types, partially due to $186,384,000 in deposits acquired in the Cecil Acquisition on February 1, 2026. Higher yielding brokered deposits decreased by $28,889,000 during the first quarter of 2026 compared to 2025, as certain brokered deposits were called as part of the discipline in managing cost of funds. As a result of lower market rates during the period and managing our cost of deposits, the rate paid on deposits declined 28 basis points from the three months ended March 31, 2026 to the same period in 2025. The decrease in rates paid allowed the Corporation to lower its total interest expense on deposits by $503,000 in the first quarter of 2026 compared to 2025.

The Corporation’s average balance on borrowed funds increased by $15,497,000, or 8.6%, for the three months ended March 31, 2026, compared to the same period in 2025. In December 2025, the Corporation issued $42,500,000 in subordinated debt that was used to partially fund the Acquisition of Cecil, as well as allow for the repayment in February 2026 of the Corporation’s first subordinated debt issuance in 2020, which had converted to a floating rate of interest. The interest rate associated with the 2025 subordinated debt was higher than that amount paid off, resulting in a higher cost for subordinated debt in the current period. Scheduled repayments of long-term debt in 2025 and the first quarter of 2026 were replaced with either deposit growth or short-term borrowings and resulted in the average balance dropping $18,421,000 in the first quarter of 2026 compared to the first quarter of 2025. Total interest expense on borrowings totaled $2,482,000, a $596,000 increase over the first quarter of 2025, primarily the result of the additional balances in subordinated debt with higher rates paid.

For the three months ended March 31, 2026, the net interest spread increased by 27 basis points to 2.55%, compared to 2.28% for the three months ended March 31, 2025. The effect of noninterest-bearing funds decreased to 80 basis points for the three months ended March 31, 2026, from 85 basis points for the three months ended March 31, 2025. The effect of noninterest-bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest and is a component of net interest margin. The Corporation’s NIM for the first quarter of 2026 was 3.35%, compared to 3.13% for the first quarter of 2025.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Credit Losses

The provision for credit losses includes a provision for losses on loans, available-for-sale debt securities, and unfunded loan commitments. The provision provides for losses inherent in the financial assets as determined by a quarterly analysis and calculation of various factors related to the financial assets. The amount of the provision reflects the adjustment management determines necessary to ensure the Allowance for Credit Losses (ACL) is adequate to cover any losses inherent in the financial assets. The Corporation recorded a provision release of $22,000 for the first quarter of 2026, consisting of a provision for credit losses related to loans of $108,000, a provision release of $130,000 for unfunded commitments, and $0 related to available-for-sale securities. For the first quarter of 2025, the provision for credit losses was $486,000, consisting of $426,000 provision related to loans, $60,000 for unfunded commitments, and $0 related to available-for-sale securities. The lower provision levels in 2026 was primarily related to favorable charge-off history, declines in the legacy Ephrata National Bank and Cecil loan portfolios, offset by increased economic uncertainty considerations.

As of March 31, 2026 and 2025, the allowance as a percentage of total loans was 1.15%. More details are provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2026 was $4,379,000, an increase of $1,053,000, or 31.7%, compared to the $3,326,000 earned during the first quarter of 2025. The following table details the categories that comprise other income (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,057	864	193	22.3
Service fees	970	766	204	26.6
Commissions	1,058	1,012	46	4.5
Net gains (losses) on debt and equity securities	32	(333)	365	(109.6)
Gains on sale of mortgages	512	439	73	16.6
Earnings on bank owned life insurance	404	271	133	49.1
Other miscellaneous income	346	307	39	12.7

Total other income	4,379	3,326	1,053	31.7

Trust and investment services income increased for the quarter as a result of increased estate fees, additional wealth management accounts, and favorable market conditions. Service fees and commissions increased by $250,000, or 14.1% due to both organic growth, and new customers that resulted from the Cecil Acquisition. The Corporation recorded a gain on security transactions of $32,000 in the first quarter of 2026, compared to net losses of $333,000 in the same quarter of the prior year. Losses on security transactions in 2025 were due to strategic sales of debt securities to fund higher yielding loan growth. Mortgage gains increased by $73,000, or 16.6%, in the first quarter of 2026 compared to the first quarter of 2025, due to higher premiums earned on loans sold with servicing released and continued sales of permanent financing for construction loans originated in the prior year. Earnings on bank owned life insurance increased $133,000, or 49.1%, for the three months ended March 31, 2026, compared to the same period in the prior year as death benefits were received related to two former directors.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the first quarter of 2026 were $18,284,000, an increase of $3,965,000, or 27.7%, compared to $14,319,000 for the first quarter of 2025. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2026, compared to the same period in 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	9,537	8,280	1,257	15.2
Occupancy expenses	1,105	909	196	21.6
Equipment expenses	532	386	146	37.8
Advertising & marketing expenses	348	367	(19)	(5.2)
Computer software & data processing expenses	2,089	1,819	270	14.8
Bank shares tax	449	361	88	24.4
Professional services	956	843	113	13.4
Core deposit intangible amortization	83	—	83	100.0
Merger and conversion related expenses	2,157	—	2,157	100.0
Other operating expenses	1,028	1,354	(326)	(24.1)
Total Operating Expenses	18,284	14,319	3,965	27.7

The Acquisition of Cecil led to increased operating expenses as four additional branches in Cecil County, Maryland, were added to the Corporation’s retail network and incremental costs of maintaining two operating systems were required following the Acquisition. The Acquisition also resulted in merger and conversion related expenses of $2,157,000 for the three months ended March 31, 2026, as we incurred professional services to complete the merger and employee severance payments were processed. The Corporation anticipates converting the former Cecil operating system to a unified platform in June 2026.

Salaries and employee benefits are the largest category of operating expenses. For the first quarter of 2026, salaries and benefits increased $1,257,000, or 15.2%, compared to the same period in 2025. In addition to increased expense associated with staffing four branches due to the Acquisition, merit increases and higher medical insurance costs contributed to the increase. Occupancy and equipment costs were higher by a combined total of $342,000, or 26.4%, related to costs associated with three new leased properties, and the purchase of new equipment to convert Cecil to a unified platform. Computer software and data processing expenses increased by $270,000, or 14.8%, for the three months ended March 31, 2026, as a result of maintaining two operating systems as well as enhancements to further automate processes. Shares tax expense is based on the Bank’s level of shareholders’ equity, and has increased $88,000, or 24.4% due to the growth in shareholders’ equity. Professional services costs increased by $113,000, or 13.4%, related to higher accounting and legal fees as well as increased costs for other outside services. Other operating expenses decreased by $326,000, or 24.1%, for the three months ended March 31, 2026, compared to the same period in the prior year due primarily to deposit and fraud-related charges decreasing.

Income Taxes

Federal and state income tax expense was $1,022,000 for the first quarter of 2026 compared to $982,000 for the same period in 2025. The effective tax rate for the Corporation was 20.3% for the three months ended March 31, 2026, and 18.5% for the three months ended March 31, 2025. Generally, the Corporation’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt investment securities and loans, and income from life insurance policies, partially offset by disallowed interest expense, state income taxes, and non-deductible acquisition related expenses. The increase in the statutory rate is higher due to a state tax expense with the Acquisition of Cecil, and non-deductible Acquisition-related expenses.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings. At March 31, 2026, cash and equivalents amounted to $89,520,000, compared to $60,573,000 at December 31, 2025, and $78,728,000 at March 31, 2025. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed securities, and increases in deposit accounts. As of March 31, 2026, we had outstanding borrowings from the FHLB of $120,038,000 and subordinated debt of $61,474,000.

At March 31, 2026, the Corporation had $629,599,000 in outstanding loan commitments, which included $77,578,000 in firm loan commitments, $523,497,000 in unused lines of credit, and open letters of credit of $28,524,000. Certificates of deposit due within one year totaled $421,654,000, or 85.9% of certificates of deposit. The Corporation believes, based on past experience, that a significant portion of certificates of deposit will remain at the Corporation upon maturity and ample liquidity exists outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $3,610,000 for the quarter ended March 31, 2026 and $4,128,000 for the quarter ended March 31, 2025. Net cash provided by investing activities was $47,371,000 and $7,944,000 for the quarter ended March 31, 2026 and 2025, respectively, reflecting the liquidation of the Cecil securities in 2026 combined with net loan payoffs. Cash used for financing activities amounted to $22,034,000 and $2,253,000 for quarter ended March 31, 2026 and 2025. Financing activities in 2026 were influenced by the repayment of subordinated debt.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of March 31, 2026, the Corporation had $573,634,000 of debt and equity securities, compared to $588,949,000 at December 31, 2025, and $605,259,000 at March 31, 2025.

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

Outside of the strategy discussed above, the largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument, risk-based capital considerations of individual securities as well as overall balance sheet factors
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Cecil had securities with a fair value of $19,030,000 as of February 1, 2026, the date of Acquisition. The Corporation evaluated these securities in connection with its overall balance sheet strategy of all net assets acquired and elected to sell $17,843,000 of these securities shortly after closing of the transaction. No additional debt securities were purchased during the three months ended March 31, 2026.

The Corporation’s U.S. Treasury sector and U.S. government agency sectors stayed relatively flat since December 31, 2025. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. These bonds pay monthly principal and interest, and the Corporation has invested into this sector in conjunction with the strategy discussed above. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of March 31, 2026, this sector stood at $135.3 million, a decrease of $8.2 million since December 31, 2025 due to monthly paydowns. There were no concentrations of issuers greater than 10% of the securities portfolio.

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2025, by $1.6 million, or 3.1%. ABS are floating rate student loan pools which are instruments that perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. These instruments also experience significant fair market value gains and losses when interest rates fluctuate, and currently the yield on the portfolio has resulted in unrealized losses. The balance of municipal bonds decreased slightly in the first three months of 2026. Municipal bonds represented 29.7% of the debt securities portfolio as of March 31, 2026, compared to 29.2% as of December 31, 2025. The largest geographical concentrations as of March 31, 2026 were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of March 31, 2026, the Corporation’s corporate bonds increased slightly by $556,000, or 1.20%, from balances at December 31, 2025. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties.

The following table presents investment securities at March 31, 2026 by expected maturity, including scheduled repayments, and the weighted average yield for each maturity presented. Actual maturities may differ from expected maturities because of differences in assumptions on prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost (dollars in thousands).

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	14,934	1.40	—	—	—	—	14,934	1.40
U.S. government agencies	7,500	0.71	8,900	0.86	—	—	—	—	16,400	0.79
U.S. agency mortgage-backed securities	157	2.33	26,315	2.46	5,637	2.95	254	2.96	32,363	2.55
U.S. agency collateralized mortgage obligations	954	2.73	16,156	2.02	87,640	4.46	—	—	104,750	4.07
Non Agency MBS/CMO	11,304	3.67	24,098	5.38	46,880	4.66	55,203	4.53	137,485	4.65
Asset-backed securities	2,006	5.25	30,766	4.63	17,034	4.63	—	—	49,806	4.65
Corporate bonds	12,116	1.57	21,820	2.09	13,900	3.91	—	—	47,836	2.48
Obligations of states and political subdivisions	2,012	3.05	49,247	1.82	54,582	2.24	84,818	2.07	190,659	2.06

Total securities available for sale	36,049	2.37	192,236	2.77	225,673	3.91	140,275	3.04	594,233	3.24

Loans

Net loans outstanding increased by 14.2%, to $1,628,874,000 at March 31, 2026 from $1,426,925,000 at March 31, 2025. Net loans increased by 8.7%, from $1,498,859,000 at December 31, 2025. The following table shows the composition of the loan portfolio as of March 31, 2026, December 31, 2025, and March 31, 2025 (in thousands):

	March 31,		December 31,		March 31,
	2026		2025		2025
	$	%	$	%	$	%

Agriculture	321,182	19.6	317,957	21.0	293,070	20.5
Business Loans	453,910	27.6	394,558	26.2	360,975	25.0
Consumer	81,362	4.9	5,703	0.4	6,346	0.4
Home Equity	147,246	8.9	141,369	9.3	125,173	8.7
Non-Owner Occupied CRE	168,910	10.3	169,584	11.2	149,585	10.4
Residential Real Estate (a)	472,967	28.7	484,337	31.9	506,525	35.0

Total loans	1,645,577	100.0	1,513,508	100.0	1,441,674	100.0
Less:
Deferred loan costs, net	2,278		2,237		1,788
Allowance for credit losses	(18,981)		(16,886)		(16,537)
Total net loans	1,628,874		1,498,859		1,426,925

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $382,580 as of March 31, 2026, $376,287 as of December 31, 2025, and $354,440 at March 31, 2025.

The growth in the loan portfolio since December 31, 2025 was primarily the result of loans acquired from Cecil of $147,400,000, primarily in the business and consumer loan segments. The March 31, 2026 loan portfolio increased $203,903,000 from March 31, 2025. In addition to the loans acquired from Cecil, strong sales and marketing efforts led to increased balances across most categories of loans. The Corporation’s strategic plan specifically focused on managed loan growth while maintaining quality of credit standards. The residential real estate segment has declined as management has chosen reduce the number of mortgage loans it portfolios due to their long maturity dates and elevated interest rate risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In the first three months of 2026, mortgage production decreased 10.5% compared to the first three months of 2025. Purchase money origination constituted 88.7% of the Corporation’s mortgage originations for the three months ended March 31, 2026. The held-for-investment production is 44.8% of total originations with construction-only and construction-permanent loans making up 66.2% of the total held-for-investment production. As of March 31, 2026, adjustable-rate mortgage balances were $313.9 million, representing 68.2% of the 1-4 family residential loan portfolio of the Corporation.

Non-Performing Assets

The following table presents the Corporation’s non-performing assets at March 31, 2026, December 31, 2025, and March 31, 2025 (in thousands):

	March 31,	December 31,	March 31,
	2026	2025	2025
	$	$	$

Nonaccrual loans	13,823	9,336	10,727
Loans past due 90 days or more and still accruing	—	—	—
Total non-performing loans	13,823	9,336	10,727

Other real estate owned	—	—	—
Foreclosed assets	553	—	—
Total non-performing assets	14,376	9,336	10,727

Non-performing assets to net loans	0.88%	0.62%	0.75%

The total balance of non-performing assets increased by $3,649,000, or 34.0%, over balances at March 31, 2025, and increased $5,040,000, or 54.0%, from balances at December 31, 2025. The increases over the March 31, 2025 and December 31, 2025 balance was an increase in customers experiencing financial difficulties, including the addition of $412,000 of nonaccrual loans and $533,000 of foreclosed assets acquired in the Cecil Acquisition. These loans are generally well secured, or have reserves established on them to mitigate future losses. One loan totaling $2,505,000 that moved into nonaccrual status during the first quarter of 2026 was paid off, in full, in April 2026.

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on total loans. Management reviews the adequacy of the ACL on a quarterly basis. The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Corporation measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending policies and procedures, loan portfolio trends, lending management experience, asset quality, loan review, underlying collateral, and credit concentrations. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. Based on the quarterly calculation, management will adjust the ACL through the provision for credit losses, as necessary.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	—	—
Consumer Loans	43	27
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	43	30

Recoveries of loans previously charged-off
Agriculture	—	1
Business Loans	30	2
Consumer Loans	2	16
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	32	19

Net charge-offs (recoveries)
Agriculture	—	(1)
Business Loans	(30)	(2)
Consumer Loans	41	11
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total net charge-offs	11	11

The Corporation has historically experienced very low net charge-off percentages due to disciplined credit practices. For the three months ended March 31, 2026, net charge-offs totaled $11,000 consisting of $43,000 in charge-offs and $32,000 of recoveries. For the three months ended March 31, 2025, net charge-offs totaled $11,000, consisting of $30,000 in charge-offs and $19,000 in recoveries.

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

The Corporation’s level of classified loans was $41.5 million on March 31, 2026, compared to $28.9 million on March 31, 2025. Total classified loans have increased from the prior year due to the downgrading of a number of unrelated agriculture and business relationships. In addition, the Cecil Acquisition contributed $1,506,000 of classified loans. Having more loans in a classified status may result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans.

Deposits

The Corporation’s total ending deposits at March 31, 2026 increased by $192,987,000, or 10.3%, from December 31, 2025 and by $172,861,000, or 9.1%, from March 31, 2025. Customer deposits are the Corporation’s primary source of funding for loans and securities. The growth in each category of deposits was primarily the result of the $186,384,000 of deposits that were acquired in the Acquisition of Cecil. Brokered CDs decreased $28,889,000, from $96,955,000 at March 31, 2025, to $68,066,000 as of March 31, 2026. The Corporation used excess funds to call certain brokered deposits, to assist in managing the Corporation’s cost of funds.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of March 31, 2026 and 2025, the total uninsured deposits of the Corporation were approximately $236,682,000 and $224,995,000, respectively or 11.5% and 11.9%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

The Deposits by major classification table, shown below, provides the balances of each category for March 31, 2026, December 31, 2025, and March 31, 2025 (in thousands):

	March 31,	December 31,	March 31,
	2026	2025	2025
	$	$	$

Non-interest bearing demand	691,752	649,090	634,110
Interest bearing demand	395,969	375,938	362,120
Money market deposit accounts	177,516	162,715	186,587
Savings accounts	310,180	283,207	288,470
Time deposits	490,931	402,411	422,200
Total deposits	2,066,348	1,873,361	1,893,487

The growth and mix of deposits is often driven by several factors including:

•	Acquisition of other banks
•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Borrowings

Total borrowings were $181,512,000, $209,251,000, and $179,078,000 as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60,000,000 million as of March 31, 2026, December 31, 2025, and March 31, 2025. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $60,038,000 at March 31,2026 from $67,838,000 at December 31, 2025. These borrowings are used as a secondary source of funding and to assist with managing interest rate risk. As of March 31, 2026, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $782.3 million as of March 31, 2026.

In addition to the long-term advances funded through the FHLB, the Corporation has completed three separate subordinated debt offerings in 2020, 2022 and 2025. Total subordinated debt outstanding at March 31, 2026 and December 31, 2025 was $61,474,000 and $81,413,000. The purpose of the subordinated debt offerings was to fund Bank growth, as the proceeds raised are considered Tier 2 capital for the Corporation, and portions of the cash proceeds were contributed as Tier 1 capital to the Bank. Each of the notes has a fixed rate of interest for the first five years and then converts to a floating rate of interest for the last five years. After the fixed rate period, the Corporation can redeem the notes at par. In December 2025, the Corporation issued new subordinated debt with proceeds, net of costs, totaling $41,500,000. The proceeds from the notes were to partially fund the Acquisition of Cecil, and to redeem the entire 2020 issuance, which had converted to a floating rate of interest. The 2020 issuance was redeemed in the first quarter of 2026.

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2026	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	N/A	N/A
Bank	14.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	9.9%	N/A	N/A
Bank	13.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	9.9%	N/A	N/A
Bank	13.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.2%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	17.8%	N/A	N/A
Bank	15.0%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.1%	N/A	N/A
Bank	9.8%	4.0%	5.0%

As of March 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.1%	N/A	N/A
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.6%	N/A	N/A
Bank	9.2%	4.0%	5.0%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of March 31, 2026, the Bank’s Tier 1 Leverage Ratio stood at 9.5% while the Corporation’s Tier 1 Leverage Ratio was 7.2%. On February 1, 2026, the Corporation completed its Acquisition of Cecil Bancorp, Inc. in an all-cash transaction. The additional average assets and risk-weighted assets that Cecil contributed to combined assets was the primary reason the Corporation and Bank’s capital ratios are lower as no additional capital was issued in connection with the transaction. Additionally, intangible assets including goodwill and core deposit intangible, combined with net operating loss carryforwards are not eligible to be included in regulatory capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2026 (dollars in thousands):

	March 31,	December 31,
	2026	2025
	$	$
Commitments to extend credit:
Revolving home equity	298,817	283,905
1-4 family residential construction loans	13,816	14,859
Commercial real estate, other construction and land development loans	63,762	53,286
Commercial and industrial loans	105,234	101,425
Other	119,446	122,455
Standby letters of credit	28,524	27,104

Total	629,599	603,034

Supplemental Reporting of Non-GAAP measures

Management believes providing certain “non-GAAP” financial information will assist readers in their understanding of the effect on recent financial results from non-recurring charges and the impact of intangible assets on our book value per share that resulted from our recent Acquisition of Cecil.

Tangible book value per common share and impact of the merger and conversion-related expenses on net income and associated ratios, as used by the Corporation in this supplemental reporting presentation, are determined by methods other than those in accordance with generally accepted accounting principles (“GAAP”). While the Corporation’s management believes this information is a useful supplement to the GAAP-based measures reported, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure (amounts in thousands, except per share data):

	March 31,	December 31,
	2026	2025
	$	$
Tangible Book Value per Common Share
Stockholders' equity (most directly comparable GAAP-based measure)	163,387	161,054
Less: Goodwill	6,712	—
Core deposit intangible	2,663	—
Related tax effect	(586)	—
Total	8,789
Tangible common equity (non-GAAP)	154,598	161,054

Common shares outstanding	5,703	5,693

Book value per share (most directly comparable GAAP-based measure)	28.65	28.29
Intangible assets per share	1.54	—
Tangible book value per share (non-GAAP)	27.11	28.29

ENB FINANCIAL CORP

Management’s Discussion and Analysis

	March 31,	March 31,
	2026	2025
	$	$
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Net income (most directly comparable GAAP-based measure)	4,024	4,316
Plus: Merger and conversion related expenses	2,157	—
Less: Related tax effect	(291)	—
Adjusted net income (non-GAAP)	5,890	4,316

Weighted average diluted shares outstanding	5,696	5,657

Diluted earnings per share (most directly comparable GAAP-based measure)	0.71	0.76
Diluted earnings per share, adjusted (non-GAAP)	1.03	0.76

Efficiency ratio
Operating expenses (most directly comparable GAAP-based measure)	18,284	14,319
Less: Merger and conversion-related expenses	(2,157)	—
Adjusted operating expenses	16,127	14,319
Net interest income on a tax-equivalent basis	19,074	16,884
Other operating income (most directly comparable GAAP-based measure)	4,379	3,326
Total revenues	23,453	20,210
Less: Realized gains (losses) on sales of securities	1	(283)
Total revenues, as adjusted	23,452	20,493
Efficiency ratio on GAAP basis (most directly comparable GAAP based measure)	78.0%	70.9%
Efficiency ratio, as adjusted	68.8%	69.9%

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

For discussion on credit risk, refer to the sections on non-performing assets, allowance for credit losses, Note 13, and Note P to the Consolidated Financial Statements.

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

Management utilizes a number of important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity. These measurements are evaluated quarterly through the ALCO process. There are a number of key ratios measured that involve liquidity, non-core funding sources, and contingency funding with each ratio assigned a risk level of low, moderate, or high.

As of March 31, 2026, the Corporation was in the low-risk range for all of the above measurements except for one ratio that fell in the moderate-risk range: investment securities as a percentage of total assets. The investment securities as a percentage of total assets has decreased from year end 2025. While this measurement falls in management’s moderate risk level, it is related to a specific leverage strategy and was measured and documented risk that was accepted as part of a derivative strategy that enhanced net interest income.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2026, and December 31, 2025. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(0.6)	2.9	(24.00)
300 basis point rise	(0.2)	2.4	(20.00)
200 basis point rise	(0.0)	1.7	(16.00)
100 basis point rise	0.0	0.3	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(3.7)	(4.1)	(12.00)
200 basis point decline	(9.1)	(9.7)	(16.00)
300 basis point decline	(14.3)	(15.0)	(20.00)
400 basis point decline	(17.9)	(19.1)	(24.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of March 31, 2026, the above analysis shows a neutral or negative impact to the Corporation’s net interest income in all rate scenarios. The Fed has cut rates in 2024 and 2025 as inflation slowed. The Corporation is now experiencing a reduction in the cost of funds on the liability side in pricing its deposits. Net interest income would decrease if rates were lower with the repricing of variable rate loans and securities moving immediately as Prime moves. The Corporation is asset sensitive in the short-term and in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all of the down rates scenarios, modeled levels of net interest income improved compared to the results as of December 31, 2025. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been slow and steady as the Fed has decreased rates slowly. Asset yields, however, decline at a faster pace which has resulted in the pressure on net interest income shown above. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of March 31, 2026 and December 31, 2025. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of March 31, 2026, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-300 and down-400 basis point rate scenarios. The positive impact of higher rates on both loans and securities was up from December 31, 2025. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In 2025, deposit growth was relatively flat; however, deposit pricing was lowered throughout the year to maximize profit margins. This reduction in deposit costs resulted in an improvement in the net portfolio value in all the down rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scenarios as of March 31, 2026 and December 31, 2025.

CHANGES IN NET PORTFOLIO VALUE

	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	8.2	6.9	(35.00)
300 basis point rise	8.3	7.4	(30.00)
200 basis point rise	7.3	6.8	(25.00)
100 basis point rise	4.8	4.5	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(8.5)	(7.9)	(20.00)
200 basis point decline	(22.3)	(20.4)	(25.00)
300 basis point decline	(42.2)	(38.8)	(30.00)
400 basis point decline	(66.7)	(61.5)	(35.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of March 31, 2026, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 8.2% in the rates-up 400 basis point scenario, and gains of 8.3%, 7.3% and 4.8%, in the rates-up 300, rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2026, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2026

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2026.

Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2026	—	—	—	185,000
February 2026	—	—	—	185,000
March 2026	—	—	—	185,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of March 31, 2026, 15,000 shares had been purchased under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ENB FINANCIAL CORP

Item 6. Exhibits:

2 (i)	Agreement and Plan of Stock Acquisition by and among ENB Financial Corp, ENB South Acquisition Subsidiary, Inc., The Ephrata National Bank, Cecil Bancorp, Inc., and Cecil Bank dated as of August 12, 2025 (Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on August 13, 2025.)

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)

4.1	Form of 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 30, 2020.)

4.2	Form of 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on July 22, 2022.)

4.3	Form of 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2025.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2022 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.6	Amendment to Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner effective August 24, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 27, 2025.)

10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)

10.8	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Douglas P. Barton dated as of December 15, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on December 16, 2025.)

ENB FINANCIAL CORP

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data Files

104	Cover Page Interactive Data Files

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 15, 2026	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 15, 2026	By:	/s/ Douglas P. Barton
Douglas P. Barton
Treasurer
Principal Financial Officer