Form 10-Q
period 2026-06-30
ENB Financial Corp
filed 2026-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2026, the registrant had 5,714,719 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2026

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2026	2025	2025
	$	$	$
ASSETS
Cash and due from banks	8,867	6,630	10,477
Interest-bearing deposits in other banks	28,278	53,943	54,792
Total cash and cash equivalents	37,145	60,573	65,269
Securities available for sale (at fair value, net of allowance for credit losses of $0)	558,677	579,468	592,093
Equity securities (at fair value)	9,528	9,481	9,827
Loans held for sale	2,038	2,588	2,282
Loans (net of unearned income)	1,671,468	1,515,745	1,463,259
Less: Allowance for credit losses	18,452	16,886	16,543
Net loans	1,653,016	1,498,859	1,446,716
Premises and equipment	34,593	31,987	29,552
Other real estate owned	748	—	989
Regulatory stock	11,559	10,870	10,970
Goodwill	6,712	—	—
Core deposit intangible	2,538	—	—
Bank owned life insurance	36,002	37,019	36,495
Other assets	38,485	26,882	31,710
Total assets	2,391,041	2,257,727	2,225,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	706,839	649,090	628,757
Interest-bearing	1,310,129	1,224,271	1,267,769
Total deposits	2,016,968	1,873,361	1,896,526
Short-term borrowings	76,000	60,000	60,000
Long-term debt	53,007	67,838	75,822
Subordinated debt	61,535	81,413	39,796
Other liabilities	12,011	14,061	14,277
Total liabilities	2,219,521	2,096,673	2,086,421
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,714,719 as of 6/30/26, 5,692,991 as of 12/31/25, and 5,683,488 as of 6/30/25	574	574	574
Capital surplus	4,096	3,979	3,966
Retained earnings	187,158	179,481	170,094
Accumulated other comprehensive loss, net of tax	(19,862)	(22,137)	(34,217)
Less: Treasury stock cost on 24,395 shares as of 6/30/26, 46,123 shares as of 12/31/25 and 55,626 as of 6/30/25	(446)	(843)	(935)
Total stockholders' equity	171,520	161,054	139,482
Total liabilities and stockholders' equity	2,391,041	2,257,727	2,225,903

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	24,355	19,974	46,734	39,264
Interest on securities available for sale
Taxable	4,138	5,031	8,362	10,108
Tax-exempt	645	646	1,285	1,317
Interest on deposits at other banks	251	410	473	625
Dividend income	347	355	691	667
Total interest and dividend income	29,736	26,416	57,545	51,981
Interest expense:
Interest on deposits	6,569	6,885	12,967	13,787
Interest on borrowings	2,386	1,874	4,868	3,760
Total interest expense	8,955	8,759	17,835	17,547
Net interest income	20,781	17,657	39,710	34,434
(Release) provision for credit losses	(462)	126	(484)	612
Net interest income after (release) provision for credit losses	21,243	17,531	40,194	33,822
Other income:
Trust and investment services income	928	787	1,985	1,651
Service fees	953	696	1,923	1,462
Commissions	1,117	1,014	2,175	2,026
Loss on the sale of debt securities, net	—	(2)	—	(307)
Gain on equity securities, net	15	50	47	22
Gains on sale of mortgages	436	391	948	830
Earnings on bank-owned life insurance	304	282	708	553
Other income	309	363	655	670
Total other income	4,062	3,581	8,441	6,907
Operating expenses:
Salaries and employee benefits	9,182	8,357	18,719	16,637
Occupancy	1,180	873	2,285	1,782
Equipment	628	324	1,160	710
Advertising & marketing	441	375	789	742
Computer software & data processing	2,581	1,781	4,670	3,600
Shares tax	464	382	914	743
Professional services	1,080	811	2,036	1,654
Core deposit intangible amortization	125	—	208	—
Merger and conversion related expenses	1,561	—	3,718	—
Other expenses	1,024	1,019	2,051	2,373
Total operating expenses	18,266	13,922	36,550	28,241
Income before income taxes	7,039	7,190	12,085	12,488
Provision for income taxes	1,335	1,380	2,357	2,362
Net income	5,704	5,810	9,728	10,126

Per share information:
Basic and diluted earnings per share	1.00	1.02	1.71	1.79
Cash dividends paid per share	0.18	0.18	0.36	0.36

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Net income	5,704	5,810	9,728	10,126
Other comprehensive income , net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	4,042	(795)	2,473	690
Reclassification adjustment for losses included in net income on securities available for sale	—	2	—	307
Reclassification adjustment for losses (gains) realized in net income on fair value hedge	11	(318)	4	(653)
Net unrealized gains (losses)	4,053	(1,111)	2,477	344
Income tax effect	(881)	233	(331)	(126)
Net of tax amount	3,172	(878)	2,146	218
Cash flow hedge:
Changes in unrealized (losses) gains on cash flow hedge	(8)	9	108	(215)
Reclassification adjustment for losses (gains) included in net income	31	(77)	55	(154)
Income tax effect	(6)	14	(34)	77
Net of tax amount	17	(54)	129	(292)
Total other comprehensive income (loss)	3,189	(932)	2,275	(74)
Total comprehensive income	8,893	4,878	12,003	10,052

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2025	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376
Net income	—	—	5,810	—	—	5,810
Other comprehensive loss net of tax	—	—	—	(932)	—	(932)
Stock-based compensation expense	—	18	—	—	—	18
Treasury stock issued - 14,419 shares	—	(13)	—	—	243	230
Cash dividends paid, $0.18 per share	—	—	(1,020)	—	—	(1,020)
Balances, June 30, 2025	574	3,966	170,094	(34,217)	(935)	139,482

Balances, January 1, 2026	574	3,979	179,481	(22,137)	(843)	161,054
Net income	—	—	4,024	—	—	4,024
Other comprehensive loss net of tax	—	—	—	(914)	—	(914)
Stock-based compensation expense	—	7	—	—	—	7
Treasury stock issued - 10,146 shares	—	55	—	—	186	241
Cash dividends paid, $0.18 per share	—	—	(1,025)	—	—	(1,025)
Balances, March 31, 2026	574	4,041	182,480	(23,051)	(657)	163,387
Net income	—	—	5,704	—	—	5,704
Other comprehensive income net of tax	—	—	—	3,189	—	3,189
Stock-based compensation expense	—	7	—	—	—	7
Treasury stock issued - 11,582 shares	—	48	—	—	211	259
Cash dividends paid, $0.18 per share	—	—	(1,026)	—	—	(1,026)
Balances, June 30, 2026	574	4,096	187,158	(19,862)	(446)	171,520

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
	$	$
Cash flows from operating activities:
Net income	9,728	10,126
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization expense	462	266
Decrease in interest receivable	318	374
(Decrease) in interest payable	(219)	(491)
(Release) provision for credit losses	(484)	612
Losses on the sale of debt securities, net	—	307
(Gains) on equity securities, net	(47)	(22)
Gains on sale of mortgages	(948)	(830)
Loans originated for sale	(22,158)	(23,585)
Proceeds from sales of loans	23,656	26,129
Earnings on bank-owned life insurance	(708)	(553)
Depreciation of premises and equipment and amortization of software	1,366	1,045
Deferred income tax	1,444	336
Amortization of deferred fees on subordinated debt	122	80
Stock-based compensation expense	14	33
Other assets and other liabilities, net	(2,484)	(3,455)
Net cash provided by operating activities	10,062	10,372

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	25,492	36,322
Proceeds from sales	17,843	12,246
Purchases	(4,009)	(19,993)
Equity securities:
Proceeds from sales	201	128
Purchases	(201)	(222)
Purchase of regulatory bank stock	(1,306)	(535)
Redemptions of regulatory bank stock	1,702	354
Proceeds from bank-owned life insurance	1,649	—
Net (increase) in loans	(8,834)	(36,230)
Purchases of premises and equipment, net	(1,702)	(2,498)
Net cash paid for acquisition	(968)	—
Purchase of computer software	(77)	(80)
Net cash provided by (used in) investing activities	29,790	(10,508)
Cash flows from financing activities:
Net increase in demand, and savings accounts	30,678	728
Net (decrease) increase in time deposits	(73,576)	5,355
Net proceeds from short-term borrowings	16,000	—
Repayments of long-term debt	(14,831)	(8,000)
Repayment of subordinated debt	(20,000)	—
Dividends paid	(2,051)	(2,038)
Proceeds from sale of treasury stock	500	451
Net cash used for financing activities	(63,280)	(3,504)
Decrease in cash and cash equivalents	(23,428)	(3,640)
Cash and cash equivalents at beginning of period	60,573	68,909
Cash and cash equivalents at end of period	37,145	65,269
Supplemental disclosures of cash flow information:
Interest paid	18,054	19,280
Income taxes paid	1,450	2,420
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(179)	4,763
Real estate owned acquired in settlement of loans	748	—

Noncash transactions related to merger:
Assets acquired, excluding cash	181,320	—
Liabilities assumed	187,064	—

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

Basis of Presentation

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Quarterly Report on Form 10-Q for the second quarter of 2026 is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, Securities and Exchange Commission rules that permit reduced disclosure for interim periods, Article 10 of Regulation S-X, and general practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all significant adjustments considered necessary for fair presentation have been included. There have been no material changes to the Corporation’s significant accounting policies for the three and six months ended June 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Corporation’s 2025 audited consolidated financial statements. The unaudited condensed consolidating financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, included in the Corporation’s Annual Report on Form 10-K for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain comparative amounts for the prior year have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on information available at the time. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

The Corporation’s management has evaluated all activity of the Corporation and concluded that subsequent events are properly reflected in the Corporation’s unaudited condensed consolidated financial statements as required by GAAP.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.       Business Acquisition

Effective February 1, 2026, the Corporation completed its previously announced Acquisition of Cecil Bancorp, Inc. (“Cecil”) pursuant to an Agreement and Plan of Stock Acquisition, by and among the Corporation, ENB South Acquisition Subsidiary, Inc. (“Acquisition Subsidiary”), The Ephrata National Bank, Cecil, and Cecil Bank (the “Agreement”). At the effective time of the Acquisition, Acquisition Subsidiary merged with and into Cecil, with Cecil surviving the merger and becoming the wholly-owned subsidiary of the Corporation. Immediately after the merger, Cecil’s board of directors approved, and sole stockholder adopted the complete liquidation and dissolution of Cecil, pursuant to the plan of complete liquidation. Immediately thereafter that, Cecil Bank merged with and into The Ephrata National Bank, a national banking association and the Corporation’s wholly-owned subsidiary, with The Ephrata National Bank as the surviving bank, collectively the Acquisition. Subject to the terms and conditions of the Agreement, as adjusted, each outstanding share of Cecil common stock was converted into the right to receive $1.88 in cash. In addition, all outstanding and unexercised options to purchase shares of stock of Cecil common stock were redeemed for cash. The transaction was valued at $31,329,000.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Of the $147,400,000 net loans acquired, $11,014,000 were identified as PCD loans on the Acquisition date. The following table provides a summary of these PCD loans at Acquisition at February 1, 2026 (in thousands):

February 1,
2026
$

Purchased deteriorated loans
Par value of acquired loans at acquisition	11,234
Allowance for credit losses at acquisition	(206)
Non-credit discount at acquisition	(14)
Total acquisition consideration	11,014

In connection with the adoption of ASU 2025-08, the Corporation recorded a $1,792,000 allowance for credit losses on PSLs; no provision expense was recorded at the date of Acquisition.

Premises and equipment: The fair value of bank premises and equipment was valued by obtaining recent market data for similar properties, with adjustments for characteristics of the individual property. The Corporation acquired four branches of which one was owned property. Fair value adjustment will offset depreciation based on an estimated useful life of 40 years.

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

Supplemental Proforma Information

The following table presents supplemental proforma information for the three and six months ended June 30, 2026 and 2025 as if the Acquisition had occurred January 1, 2025. The unaudited proforma includes adjustments on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, lease expense on leases acquired, interest expense on deposits acquired and the related tax effects. The proforma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. In addition, the unaudited proforma information excluded merger-related expenses, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of integration (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$

Total revenues	33,757	33,295	66,941	65,359
Net income	6,905	6,078	12,821	10,635

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

4.        Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at June 30, 2026 and December 31, 2025, are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
June 30, 2026
U.S. Treasuries	14,940	—	(803)	—	14,137
U.S. government agencies	16,400	—	(439)	—	15,961
U.S. agency mortgage-backed securities	33,408	76	(1,803)	—	31,681
U.S. agency collateralized mortgage obligations	102,023	—	(2,547)	—	99,476
Non-agency MBS/CMO	136,940	153	(3,128)	—	133,965
Asset-backed securities	47,982	52	(396)	—	47,638
Corporate bonds	44,963	21	(1,744)	—	43,240
Obligations of states and political subdivisions	189,923	—	(17,344)	—	172,579
Total securities available for sale	586,579	302	(28,204)	—	558,677

December 31, 2025
U.S. Treasuries	14,927	—	(764)	—	14,163
U.S. government agencies	16,400	—	(578)	—	15,822
U.S. agency mortgage-backed securities	33,286	73	(1,746)	—	31,613
U.S. agency collateralized mortgage obligations	107,592	433	(1,633)	—	106,392
Non-agency MBS/CMO	144,887	536	(1,912)	—	143,511
Asset-backed securities	51,306	52	(396)	—	50,962
Corporate bonds	47,365	15	(2,245)	—	45,135
Obligations of states and political subdivisions	191,430	—	(19,560)	—	171,870
Total securities available for sale	607,193	1,109	(28,834)	—	579,468

The amortized cost and fair value of debt securities available for sale at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions (in thousands).

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	27,648	27,282
Due after one year through five years	116,784	110,246
Due after five years through ten years	61,177	53,945
Due after ten years	60,617	54,444
U.S. agency mortgage-backed securities	33,408	31,681
U.S. agency collateralized mortgage obligations	102,023	99,476
Non-agency MBS/CMO	136,940	133,965
Asset-backed securities	47,982	47,638
Total debt securities	586,579	558,677

Securities available for sale with a par value of $154,225,000 and $127,026,000 at June 30, 2026 and December 31, 2025, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $139,563,000 at June 30, 2026 and $117,817,000 at December 31, 2025.

Proceeds from active sales of debt securities available for sale with gains or losses, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification (in thousands).

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Proceeds from sales and calls with gains or losses	—	1,261	17,843	12,246
Gross realized gains	—	—	—	—
Gross realized losses	—	(2)	—	(307)

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2026
U.S. Treasuries	—	—	14,137	(803)	14,137	(803)
U.S. government agencies	—	—	15,961	(439)	15,961	(439)
U.S. agency mortgage-backed securities	1,973	(21)	21,312	(1,782)	23,285	(1,803)
U.S. agency collateralized mortgage obligations	58,681	(619)	40,244	(1,928)	98,925	(2,547)
Non-Agency MBS/CMO	74,656	(1,194)	41,224	(1,934)	115,880	(3,128)
Asset-backed securities	7,940	(48)	26,038	(348)	33,978	(396)
Corporate bonds	496	—	42,123	(1,744)	42,619	(1,744)
Obligations of states & political subdivisions	1,440	(10)	171,139	(17,334)	172,579	(17,344)
Total unrealized losses on debt securities	145,186	(1,892)	372,178	(26,312)	517,364	(28,204)

As of December 31, 2025
U.S. Treasuries	—	—	14,163	(764)	14,163	(764)
U.S. government agencies	—	—	15,822	(578)	15,822	(578)
U.S. agency mortgage-backed securities	—	—	23,117	(1,746)	23,117	(1,746)
U.S. agency collateralized mortgage obligations	8,963	(30)	61,133	(1,603)	70,096	(1,633)
Non-Agency MBS/CMO	44,873	(326)	46,260	(1,586)	91,133	(1,912)
Asset-backed securities	14,043	(110)	21,686	(286)	35,729	(396)
Corporate bonds	—	—	44,620	(2,245)	44,620	(2,245)
Obligations of states & political subdivisions	—	—	171,840	(19,560)	171,840	(19,560)
Total unrealized losses on debt securities	67,879	(466)	398,641	(28,368)	466,520	(28,834)

In the debt security portfolio, there are 293 and 288 positions carrying unrealized losses at June 30, 2026 and December 31, 2025.

The Corporation evaluates fixed income positions for an allowance for credit losses at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded in the first six months of 2026 or 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

5.       Equity Securities

The following table summarizes the amortized cost, cumulative gross realized gains and losses recognized in earnings, and fair value of equity securities held at June 30, 2026 and December 31, 2025 (in thousands):

		Gross	Gross
	Amortized	Realized	Realized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2026
CRA-qualified mutual funds	9,160	—	—	9,160
Bank stocks	389	—	(21)	368
Total equity securities	9,549	—	(21)	9,528

December 31, 2025
CRA-qualified mutual funds	8,960	—	—	8,960
Bank stocks	580	1	(60)	521
Total equity securities	9,540	1	(60)	9,481

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$

Net gains realized on the sale of equity securities during the period	8	50	10	21
Net gains (losses) recognized on equity securities held at reporting date	7	—	37	1
Net gains (losses) recognized on equity securities during the period	15	50	47	22

6.         Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
	$	$

Agriculture	324,215	317,957
Business Loans	468,640	394,558
Consumer	76,057	5,703
Home Equity	152,235	141,369
Non-Owner Occupied Commercial Real Estate	186,239	169,584
Residential Real Estate (a)	461,881	484,337

Gross loans prior to deferred costs	1,669,267	1,513,508

Deferred loan costs, net	2,201	2,237
Allowance for credit losses	(18,452)	(16,886)
Total net loans	1,653,016	1,498,859

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $387,947 and $376,287 as of June 30, 2026 and December 31, 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$323,923	$—	$—	$292	$292	$324,215
Business Loans	461,825	2,060	1,580	3,175	6,815	468,640
Consumer	75,203	284	348	222	854	76,057
Home Equity	151,715	309	—	211	520	152,235
Non-Owner Occupied CRE	186,175	—	—	64	64	186,239
Residential Real Estate	459,280	1,615	683	303	2,601	461,881
Total	$1,658,121	$4,268	$2,611	$4,267	$11,146	$1,669,267

	December 31, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$316,116	$50	$212	$1,579	$1,841	$317,957
Business Loans	388,462	3,449	2,620	27	6,096	394,558
Consumer	5,661	31	11	—	42	5,703
Home Equity	140,818	394	38	119	551	141,369
Non-Owner Occupied CRE	168,836	—	—	748	748	169,584
Residential Real Estate	482,830	842	65	600	1,507	484,337
Total	$1,502,723	$4,766	$2,946	$3,073	$10,785	$1,513,508

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2026 and December 31, 2025, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
June 30, 2026	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$1,200	$343	$1,543	$—	$1,543
Business Loans	3,985	11	3,996	—	3,996
Consumer Loans	308	157	465	—	465
Home Equity	465	—	465	—	465
Non-Owner Occupied CRE	235	—	235	—	235
Residential Real Estate	2,341	—	2,341	—	2,341
Total	$8,534	$511	$9,045	$—	$9,045

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
December 31, 2025	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,598	$503	$3,101	$—	$3,101
Business Loans	3,267	—	3,267	—	3,267
Consumer Loans	—	—	—	—	—
Home Equity	189	169	358	—	358
Non-Owner Occupied CRE	1,007	—	1,007	—	1,007
Residential Real Estate	1,308	295	1,603	—	1,603
Total	$8,369	$967	$9,336	$—	$9,336

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026
	Real Estate	Other	None	Total
Agriculture	$1,151	$392	$—	$1,543
Business Loans	3,365	631	—	3,996
Consumer Loans	—	465	—	465
Home Equity	465	—	—	465
Non-Owner Occupied CRE	235	—	—	235
Residential Real Estate	2,341	—	—	2,341
Total	$7,557	$1,488	$—	$9,045

December 31, 2025
	Real Estate	Other	None	Total
Agriculture	$2,634	$467	$—	$3,101
Business Loans	2,744	523	—	3,267
Consumer Loans	—	—	—	—
Home Equity	358	—	—	358
Non-Owner Occupied CRE	1,007	—	—	1,007
Residential Real Estate	1,603	—	—	1,603
Total	$8,346	$990	$—	$9,336

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2026 and December 31, 2025. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of June 30, 2026 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$21,011	$67,979	$20,479	$42,066	$32,501	$90,669	$28,178	$—	$302,883
Special Mention	—	—	—	232	22	1,915	256	—	2,425
Substandard	—	3,222	987	2,006	1,418	8,718	2,556	—	18,907
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,011	$71,201	$21,466	$44,304	$33,941	$101,302	$30,990	$—	$324,215

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$72,192	$78,172	$45,875	$49,234	$65,425	$101,860	$44,369	$—	$457,127
Special Mention	—	—	—	—	630	1,457	123	—	2,210
Substandard	96	—	—	2,811	5,057	1,339	—	—	9,303
Doubtful	—	—	—	—	—	—	—	—	—
Total	$72,288	$78,172	$45,875	$52,045	$71,112	$104,656	$44,492	$—	$468,640

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$347	$4	$—	$—	$351

Non-Owner Occupied CRE
Risk Rating
Pass	$19,706	$33,128	$7,487	$31,090	$37,675	$43,806	$10,604	$—	$183,496
Special Mention	—	—	—	—	—	1,965	—	—	1,965
Substandard	—	—	—	362	—	416	—	—	778
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,706	$33,128	$7,487	$31,452	$37,675	$46,187	$10,604	$—	$186,239

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$112,909	$179,279	$73,841	$122,390	$135,601	$236,335	$83,151	$—	$943,506
Special Mention	—	—	—	232	652	5,337	379	—	6,600
Substandard	96	3,222	987	5,179	6,475	10,473	2,556	—	28,988
Doubtful	—	—	—	—	—	—	—	—	—
Total	$113,005	$182,501	$74,828	$127,801	$142,728	$252,145	$86,086	$—	$979,094

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2026 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$2,564	$28,481	$19,352	$11,695	$6,191	$5,687	$1,622	$—	$75,592
Nonperforming	—	129	63	69	107	97	—	—	465
Total	$2,564	$28,610	$19,415	$11,764	$6,298	$5,784	$1,622	$—	$76,057

Consumer
Current period gross charge-offs	$—	$—	$29	$5	$1	$14	$—	$—	$49

Home equity
Payment Performance
Performing	$356	$2,089	$995	$4,356	$9,853	$1,930	$131,516	675	$151,770
Nonperforming	—	—	—	47	113	105	200	—	465
Total	$356	$2,089	$995	$4,403	$9,966	$2,035	$131,716	$675	$152,235

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$13,350	$27,193	$34,562	$88,212	$124,495	$171,728	$—	$—	$459,540
Nonperforming	—	—	62	—	705	1,574	—	—	2,341
Total	$13,350	$27,193	$34,624	$88,212	$125,200	$173,302	$—	$—	$461,881

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$16,270	$57,763	$54,909	$104,263	$140,539	$179,345	$133,138	$675	$686,902
Nonperforming	—	129	125	116	925	1,776	200	—	3,271
Total	$16,270	$57,892	$55,034	$104,379	$141,464	$181,121	$133,338	$675	$690,173

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

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended June 30, 2026 and June 30, 2025 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
June 30, 2026	$	$	$	$	$
Allowance for credit losses:
Agriculture	5,303	—	—	(101)	5,202
Business Loans	3,259	(351)	68	(244)	2,732
Consumer Loans	1,604	(6)	8	394	2,000
Home Equity	3,112	—	—	(15)	3,097
Non-Owner Occupied CRE	831	—	—	24	855
Residential Real Estate	4,872	—	—	(306)	4,566

Total	$18,981	$(357)	$76	$(248)	$18,452

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
June 30, 2025	$	$	$	$	$
Allowance for credit losses:
Agriculture	3,470	—	24	665	4,159
Business Loans	3,207	—	1	(404)	2,804
Consumer Loans	308	(7)	7	16	324
Home Equity	2,721	—	—	184	2,905
Non-Owner Occupied CRE	1,031	—	—	216	1,247
Residential Real Estate	5,800	(84)	—	(612)	5,104

Total	$16,537	$(91)	$32	$65	$16,543

During the three months ended June 30, 2026, management released $248,000 in provision for credit losses related to loans and released $214,000 in provision expense for off-balance sheet credit exposure for a total provision reduction of $462,000. During the three months ended June 30, 2025, management added $65,000 to the provision for credit losses related to loans and $61,000 in provision expense for off-balance sheet credit exposure for a net provision of $126,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

		Initial Allowance
	Beginning	on Cecil PCD and PSL			Provisions	Ending
	Balance	Acquired Loans	Charge-offs	Recoveries	(Reductions)	Balance
June 30, 2026	$	$	$	$	$	$
Allowance for credit losses:
Agriculture	4,352	—	—	—	850	5,202
Business Loans	3,248	415	(351)	98	(678)	2,732
Consumer Loans	365	1,493	(49)	10	181	2,000
Home Equity	2,785	79	—	—	233	3,097
Non-Owner Occupied CRE	1,342	—	—	—	(487)	855
Residential Real Estate	4,794	11	—	—	(239)	4,566

Total	$16,886	$1,998	$(400)	$108	$(140)	$18,452

	Beginning			Provisions	Ending
June 30, 2025	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,303	—	25	831	4,159
Business Loans	3,234	—	3	(433)	2,804
Consumer Loans	327	(34)	23	8	324
Home Equity	2,644	(3)	—	264	2,905
Non-Owner Occupied CRE	933	—	—	314	1,247
Residential Real Estate	5,681	(84)	—	(493)	5,104

Total	$16,122	$(121)	$51	$491	$16,543

During the six months ended June 30, 2026, management released $140,000 in provision expense for credit losses related to loans and released $344,000 of the provision for off-balance sheet credit exposure for a combined release of provision of $484,000. During the six months ended June 30, 2025, management added $491,000 to the provision for credit losses related to loans and $121,000 in provision expense for off-balance sheet credit exposure for a net provision of $612,000.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of June 30, 2026:

	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	178	—	39	—	—	—	217
Ending balance: collectively evaluated	5,024	2,732	1,961	3,097	855	4,566	18,235

Loans receivable:
Ending balance	324,215	468,640	76,057	152,235	186,239	461,881	1,669,267
Ending balance: individually evaluated	1,543	3,996	465	465	235	2,341	9,045
Ending balance: collectively evaluated	322,672	464,644	75,592	151,770	186,004	459,540	1,660,222

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

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty that resulted in a concession for the quarter ended June 30, 2026 or for the quarter ended June 30, 2025.

7. Goodwill and Core Deposit Intangible Asset

At June 30, 2026, goodwill was $6,712,000 which was added through the Corporation’s Acquisition of Cecil. As permitted under GAAP, the Corporation has up to twelve months following the date of the Acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the Acquisition of Cecil. During this measurement period, the Corporation may record subsequent adjustments for provisional amounts initially established. These subsequent adjustments, if any, may increase or decrease recorded goodwill.

	June 30,	December 31,
	2026	2025
	$	$

Balance, beginning of period	—	—
Acquired goodwill	6,712	—
Balance, end of period	6,712	—

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Corporation acquired a core deposit intangible asset of $2,746,000 in the Acquisition of Cecil. The core deposit intangible asset is being amortized based on the sum-of-the-year digits method over an expected life of 10 years. The following table presents changes in the core deposit intangible during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$

Balance, beginning of period	2,663	—	—	—
Acquired core deposit intangible	—	—	2,746	—
Amortization	(125)	—	(208)	—
Balance, end of period	2,538	—	2,538	—

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents future estimated aggregated amortization expense at June 30, 2026:

$
Year Ending:
December 31, 2026 (6 months remaining)	250
December 31, 2027	453
December 31, 2028	404
December 31, 2029	354
December 31, 2030	304
December 31, 2031	254
Thereafter	519
2,538

8.       Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania, and the States of Maryland, Florida and New Jersey. Income taxes paid for federal were $1,450,000 for the quarter and six months ended June 30, 2026 and $2,420,000 for the quarter and six months ended June 30, 2025. No state income taxes were paid for the three months or six months ended June 30, 2026 and 2025.

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

At June 30, 2026, the Corporation had federal NOL carryforwards of approximately $60,655,000, with certain amounts that expire at various times from 2033 to 2037. The Corporation also had state NOL carryforwards of $57,540,000, with certain amounts that expire at various times from 2034 to 2037. The valuation allowance on net deferred assets results in the NOL carryforwards being carried at an amount that management expects to realize.

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

There is currently no liability for uncertain tax positions and are no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2022.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Income tax expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Current:
Federal	704	1,101	778	2,022
State	130	4	135	4
Total current	834	1,105	913	2,026
Deferred tax expense:
Federal	578	275	1,488	336
State	(77)	—	(44)	—
Total deferred	501	275	1,444	336
Income tax expense	1,335	1,380	2,357	2,362

Components of the Corporation’s net deferred tax position at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	2026	2025
	$	$

Deferred tax assets:
Allowance for credit losses	4,043	3,546
Allowance for off-balance sheet extensions of credit	190	284
Interest on nonaccrual loans	241	189
Purchase accounting - loans	1,103	—
Operating lease liability	589	524
Net operating loss carryforwards	13,078	—
Net unrealized losses on securities available for sale	6,069	5,823
Net unrealized losses on derivatives	—	62
Other	90	53
Total deferred tax assets	25,403	10,481

Deferred tax liabilities:
Premises and equipment	(2,087)	(2,104)
Right of use asset	(579)	(516)
Mortgage servicing rights	(779)	(671)
Discount on investment securities	(1,755)	(1,326)
Purchase accounting - core deposit intangible	(569)	—
Purchase accounting - time deposits	(38)	—
Net unrealized gains on derivatives	(548)	—
Other	(12)	(20)
Total deferred tax liabilities	(6,367)	(4,637)
Net deferred tax assets before valuation allowance	19,036	5,844
Valuation allowance	(7,028)	—
Net deferred tax assets	12,008	5,844

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

9.        Deposits

Deposits by major classifications are summarized as follows at June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
	$	$

Non-interest bearing demand	706,839	649,090
Interest-bearing demand	396,075	375,938
Money market deposit accounts	177,819	162,715
Savings accounts	311,547	283,207
Time deposits $250,000 or less	342,930	333,522
Time deposits over $250,000	81,758	68,889
Total deposits	2,016,968	1,873,361

At June 30, 2026, the scheduled maturities of time deposits are as follows (in thousands):

2026 (6 months remaining)	284,247
2027	132,764
2028	2,649
2029	2,207
2030	1,946
2031	875
Total	424,688

At June 30, 2026, the Bank held $3,749,000 in brokered time deposits compared to $68,042,000 as of December 31, 2025. The brokered time deposits may be called by the Corporation with no penalty, other than the acceleration of the recognition of the premium recorded on them, which totaled $1,000 at June 30, 2026, and $330,000 at December 31, 2025.

10.        Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains (Losses)
	on Securities	Unrealized
	Available-for-Sale	Gains (Losses)
	net of	on Cash Flow
	Fair Value Hedge (1) (2)	Hedges (2)	Total
	$	$	$

Balance at April 1, 2026	(22,999)	(52)	(23,051)
Other comprehensive (losses) gains before reclassifications	3,163	(6)	3,157
Amount reclassified from accumulated other comprehensive loss	9	23	32
Period change	3,172	17	3,189
Balance at June 30, 2026	(19,827)	(35)	(19,862)

Balance at April 1, 2025	(33,208)	(77)	(33,285)
Other comprehensive gains (losses) before reclassifications	(628)	7	(621)
Amount reclassified from accumulated other comprehensive loss	(250)	(61)	(311)
Period change	(878)	(54)	(932)
Balance at June 30, 2025	(34,086)	(131)	(34,217)

Balance at January 1, 2026	(21,974)	(163)	(22,137)
Adjustment for change in blended tax rate	166	—	166
Other comprehensive (losses) gains before reclassifications	1,978	86	2,064
Amount reclassified from accumulated other comprehensive loss	3	42	45
Period change	2,147	128	2,275
Balance at June 30, 2026	(19,827)	(35)	(19,862)

Balance at January 1, 2025	(34,304)	161	(34,143)
Other comprehensive gains (losses) before reclassifications	545	(170)	375
Amount reclassified from accumulated other comprehensive loss gains (losses)	(327)	(122)	(449)
Period change	218	(292)	(74)
Balance at June 30, 2025	(34,086)	(131)	(34,217)

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

Cash Flow Hedges: Two interest rate swaps with notional amounts totaling $60,000,000 at June 30, 2026 and December 31, 2025 were designated as cash flow hedges of certain short-term FHLB advances and were determined to be effective for the periods presented. The Corporation expects the hedges to remain effective during the remaining terms of the swaps. These cash flow hedges are pay-fixed rate hedges for the purpose of hedging variable cash flows associated with the Corporation’s short-term borrowings.

Fair Value Hedges: Thirteen interest rate swaps with notional amounts totaling $166,744,000 and $175,775,000 at June 30, 2026 and December 31, 2025 were designated as portfolio hedges of individual fixed rate mortgage-backed securities included in securities available for sale. The hedges were determined to be effective for the periods presented. These fair value hedges are pay-fixed rate hedges designed as a hedge of the exposure to changes in the fair value of securities available for sale.

The following table summarizes the notional amounts and fair value of the Corporation’s derivative instruments at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026			As of December 31. 2025
	Notional / Contract	Asset	Liability	Notional / Contract	Asset	Liability
Line Item in the Balance Sheet Which	Amount	Fair Value (a)	Fair Value (b)	Amount	Fair Value (a)	Fair Value (b)
the Hedged Item is Included	$	$	$	$	$	$
Derivatives used for hedging instruments:
Interest rate swap contracts :
Securities available for sale (fair value hedges)	166,744	2,549	—	70,081	811	—
Securities available for sale (fair value hedges)	—	—	—	105,694	—	851
Short-term borrowings (cash flow hedges)	60,000	—	13	60,000	—	207
Total derivatives designated for hedging	226,744	2,549	13	235,775	811	1,058

(a) Included in Other assets on the Consolidated Balance Sheet.

(b) Included in Other liabilities on the Consolidated Balance Sheet.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table is a summary of components for interest rate swaps designed as hedging instruments at June 30, 2026 and December 31, 2025 (in thousands):

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (In Years)

June 30, 2026
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.63%	0.4
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.67%	12.1

December 31, 2025
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.98%	0.9
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.82%	12.6

The following table summarizes the effect of the Corporation’s derivative financial instruments on OCI and net income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025	Location of Gains (losses) Recognized
	$	$	$	$	from AOCI into Income

Derivatives Used for hedging instruments:
Fair value hedges	(11)	318	(4)	653	Interest income - securities
Cash flow hedges	31	(77)	55	(154)	Interest expense - short term borrowings

	2026	2025	2026	2025	Location of Gains (losses) Recognized
	$	$	$	$	in Income
Derivatives Used for hedging instruments:
Fair value hedges	0	26	(33)	27	Interest income - securities

The amounts recognized from accumulated other comprehensive income into condensed statement of income represent the amount of cash settlements between the Corporation and the counterparty. The amount recognized directly as interest income on fair value hedges relates to the adjustments required for periodic remeasurements.

The Corporation has agreements with its derivative counterparty that contains a provision where, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender on its cash flow hedges, then the Corporation could also be declared in default on its derivative obligations. In addition, the Corporation also has agreements with its derivative counterparty that contains a provision where, if the Corporation fails to maintain its status as a well / adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. As of June 30, 2026, the Corporation had $2,000,000 held by its counterparty as collateral for its derivative agreements.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

12.        Earnings Per Share

The following table presents earnings per share for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except share data):

	2026	2025	2026	2025

Net income ($)	5,704	5,810	9,728	10,126
Weighted average shares outstanding - basic	5,704,369	5,670,021	5,698,974	5,663,060
Diluted effect of share-based compensation	1,647	3,013	1,441	3,263
Weighted average shares outstanding - diluted	5,706,016	5,673,034	5,700,415	5,666,323

Per share information:
Basic earnings per share ($)	1.00	1.02	1.71	1.79
Diluted earnings per share ($)	1.00	1.02	1.71	1.79

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
June 30, 2026:
Assets
U.S. Treasuries	14,137	—	—	14,137
U.S. government agencies	—	15,961	—	15,961
U.S. agency mortgage-backed securities	—	31,681	—	31,681
U.S. agency collateralized mortgage obligations	—	99,476	—	99,476
Non-agency MBS/CMO	—	133,965	—	133,965
Asset-backed securities	—	47,638	—	47,638
Corporate bonds	—	43,240	—	43,240
Obligations of states & political subdivisions	—	172,579	—	172,579
Marketable equity securities	9,528	—	—	9,528

Total securities	23,665	544,540	—	568,205
Derivatives and hedging activities	—	2,549	—	2,549

Liabilities
Derivatives and hedging activities	—	13	—	13

	Level 1	Level 2	Level 3	Total
	$	$	$	$

December 31, 2025:
Assets
U.S. Treasuries	14,163	—	—	14,163
U.S. government agencies	—	15,822	—	15,822
U.S. agency mortgage-backed securities	—	31,613	—	31,613
U. S. agency collateralized mortgage obligations	—	106,392	—	106,392
Non-agency MBS/CMO	—	143,511	—	143,511
Asset-backed securities	—	50,962	—	50,962
Corporate bonds	—	45,135	—	45,135
Obligations of states and political subdivisions	—	171,870	—	171,870
Marketable equity securities	9,481	—	—	9,481
Total securities	23,644	565,305	—	588,949
Derivatives and hedging activities	—	811	—	811

Liabilities
Derivatives and hedging activities	—	1,058	—	1,058

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Mortgage Servicing Rights (MSR): MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow (DCF) valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At June 30, 2026, the fair value of the MSRs was $3,904,000, which exceeded the carrying value of $2,815,000. At December 31, 2025, the fair value of the MSRs was $3,104,000, which exceeded the carrying value of $2,597,000. There was no valuation allowance at June 30, 2026 or December 31, 2025.

The following table provides the fair value for each class of assets to be measured and reported at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
June 30, 2026
Assets:
Individually analyzed loans	—	—	8,828	8,828
Total	—	—	8,828	8,828

December 31, 2025
Assets:
Individually analyzed loans	—	—	9,148	9,148
Total	—	—	9,148	9,148

The Corporation had a total of $9,045,000 of individually analyzed loans as of June 30, 2026, with $217,000 of specific allocation against these loans and $9,336,000 of individually analyzed loans as of December 31, 2025, with $188,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

June 30, 2026
Individually analyzed loans	8,828	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20%
			Liquidation expenses (2)	0% to -10%

December 31, 2025
Individually analyzed loans	9,148	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20%
			Liquidation expenses (2)	0% to -10%

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$

Cash and cash equivalents	37,145	37,145	37,145	—	—
Regulatory stock	11,559	11,559	11,559	—	—
Loans held for sale	2,038	2,038	2,038	—	—
Loans, net of allowance	1,653,016	1,633,610	—	—	1,633,610
Accrued interest receivable	9,157	9,157	50	3,189	5,918

Demand deposits	706,839	706,839	706,839	—	—
Interest-bearing demand deposits	396,076	396,076	396,076	—	—
Money market deposit accounts	177,819	177,819	177,819	—	—
Savings accounts	311,547	311,547	311,547	—	—
Time deposits	424,688	417,723	—	—	417,723
Total deposits	2,016,969	2,010,004	1,592,281	—	417,723
Short-term debt	76,000	76,000	76,000	—	—
Long-term debt	53,007	53,003	—	—	53,003
Subordinated debt	61,535	60,489	—	—	60,489
Accrued interest payable	2,406	2,406	349	30	2,027

December 31, 2025
Financial Assets:
Cash and cash equivalents	60,573	60,573	60,573	—	—
Regulatory stock	10,870	10,870	10,870	—	—
Loans held for sale	2,588	2,588	2,588	—	—
Loans, net of allowance	1,498,859	1,493,899	—	—	1,493,899
Accrued interest receivable	8,424	8,424	59	3,306	5,059

Financial Liabilities:
Demand deposits	649,090	649,090	649,090	—	—
Interest-bearing demand deposits	375,938	375,938	375,938	—	—
Money market deposit accounts	162,715	162,715	162,715	—	—
Savings accounts	283,207	283,207	283,207	—	—
Time deposits	402,411	401,917	—	—	401,917
Total deposits	1,873,361	1,872,867	1,470,950	—	401,917
Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	67,838	68,507	—	—	68,507
Subordinated debt	81,413	80,311	—	—	80,311
Accrued interest payable	2,595	2,595	444	6	2,145

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with Corporation’s Annual Report on Form 10-K. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $5,704,000 for the three-month period ended June 30, 2026, a $106,000, or 1.8% decrease over the three months ended June 30, 2025. Net income for the six-month period was $9,728,000, a $398,000, or 3.9% decrease over earnings in the six-month period ended June 30, 2025. Basic and diluted earnings per share of common stock were $1.00 for the three months ended June 30, 2026, compared to $1.02 for the same period in 2025, and for the year-to-date period, basic and diluted earnings per share of common stock were $1.71, compared to $1.79 in 2025, or a 4.5% decrease over the comparable six-month period in the previous year.

On February 1, 2026, the Corporation completed its Acquisition of Cecil Bancorp, Inc. (“Cecil”) and its wholly-owned subsidiary, Cecil Bank, which impacted the Corporation’s balance sheet and results of operations for the three and six months ended June 30, 2026 in comparison to the prior year, as it included five months of their activities. The fair value of net assets acquired totaled $24,617,000, including net loans of $147,400,000 and deposits of $186,384,000. Included in net income was $1,240,000 and $3,027,000 of merger and conversion-related expenses, net of taxes, for the three and six months ended June 30, 2026. Adjusted net income (a non-GAAP measure, see separate “Supplemental Reporting of Non-GAAP Measures”) excluding merger and conversion-related charges, was $6,944,000 and $12,755,000, for the three and six months ended June 30, 2026. Adjusted diluted earnings per share (a non-GAAP measure), excluding merger and conversion-related charges, were $1.22 and $2.24 for the three and six months ended June 30, 2026. See supplemental discussion of non-GAAP financial measures.

The Corporation’s net interest income (NII) increased by $3,124,000, or 17.7%, and $5,276,000, or 15.3%, for the three and six months ended June 30, 2026, compared to the same periods in 2025. Interest and fees on loans increased by $4,381,000, or 21.9%, and $7,470,000, or 19.0%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, and was favorably impacted by the addition of Cecil’s loans. Interest income on securities available for sale decreased by $894,000, or 15.7%, and $1,778,000, or 15.6%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, due to lower rates earned on securities as well as lower average balances. Interest expense on deposits declined $316,000, or 4.6%, and $820,000, or 5.9%, for the three and six months ended June 30, 2026 despite the addition of Cecil’s deposits, due to lower market interest rates and management’s strategy to lower the cost of funds, including pricing decisions and calling certain brokered deposits. Interest expense on borrowings increased by $512,000, or 27.3%, and $1,108,000, or 29.5%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, principally due to higher levels of subordinated debt, with newly issued subordinated debt to support the Cecil acquisition at a higher rate than previous issuances.

The Corporation recorded a release of provision for credit losses of $462,000 in the second quarter of 2026, compared to provision expense of $126,000 for the second quarter of 2025. For the year-to-date period, provision release was $484,000, compared to provision expense of $612,000 for the six months ended June 30, 2025. The provision release recorded in 2026 was primarily related to declines in classified assets in the legacy Ephrata National Bank and acquired Cecil loan portfolios, and lowering expected usage of off-balance sheet commitments. The allowance as a percentage of total loans was 1.10% as of June 30, 2026, 1.11% at December 31, 2025, and 1.13% as of June 30, 2025.

Other income increased by $481,000, or 13.4%, and $1,534,000, or 22.2%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The primary reasons for the increases were related to increased trust and investment services income and increased service fees due to additional customers and accounts from the Cecil acquisition. In addition, 2025’s year-to-date income was negatively impacted by losses on security transactions due to strategic sales of investment securities to fund higher yielding loan growth.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Total operating expenses increased by $4,344,000, or 31.2%, and $8,309,000, or 29.4%, for the three and six months ended June 30, 2026, compared to the same periods in 2025. The primary driver of higher operating expenses were merger and conversion costs $1,561,000 and $3,718,000 for the three and six months ended June 30, 2026, including severance payments, conversion of Cecil’s operating systems to a unified system, and professional fees to complete the acquisition. Operating expenses also increased due to salary and benefit costs from additional staff including those for the Bank’s four new branches, annual merit increases and higher health insurance costs. Several other categories of expenses increased from the prior year, including occupancy and equipment, computer software and data processing costs, and professional services, with the Cecil acquisition contributing to the increases.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Return on Average Assets	0.95%	1.06%	0.83%	0.93%
Return on Average Equity	13.73%	17.24%	11.85%	15.15%

The lower performance ratios for return on average assets and return on average equity were impacted by the $1,240,000 and $3,027,000 of merger and conversion-related expenses, net of taxes, for the three and six months ended June 30, 2026.

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for credit losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income, which consists of NII and non-interest income, and represents 83% - 84% of the total for all periods presented in 2026 and 2025. The overall performance of the Corporation is highly dependent on interest rates and the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis, assuming a 21% tax rate. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income which is not presented on an FTE basis. The amount of FTE adjustment totaled $141,000 and $284,000 for the three and six months ended June 30, 2026, compared to $106,000 and $213,000 for the same periods in 2025.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Total interest income	29,736	26,416	57,545	51,981
Total interest expense	8,955	8,759	17,835	17,547

Net interest income	20,781	17,657	39,710	34,434
Tax equivalent adjustment	141	106	284	213

Net interest income (fully taxable equivalent)	20,922	17,763	39,994	34,647

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest-earning assets and paid on interest-bearing liabilities
•	The average balance of interest-earning assets and interest-bearing liabilities

In 2026, the interest rate environment was lower than in the prior year, with the average federal funds rate being approximately 70 basis points lower in 2026 compared to 2025. However, the longer end of the yield curve has seen increases recently, with the average 7-year U.S. Treasury rate increasing from 4.15% for the three months ended June 30, 2025 to 4.25% for the same period in 2026, and 3.97% in the first quarter of 2026.

NII on a fully taxable equivalent basis increased $3,159,000, from $17,763,000 for the three months ended June 30, 2025 to $20,922,000 for the same period in 2026. On a year-to-date basis, NII on fully taxable equivalent basis increased $5,347,000 and totaled $39,994,000 for the six months ended June 30, 2026 compared to the same period in the prior year. The increases in 2026 was the combination of higher average balances and higher rates earned on loans, combined with lower rates paid on interest-bearing liabilities.

During the three and six months ended June 30, 2026, interest income on a taxable equivalent basis increased by $3,355,000 and $5,635,000, as both average balances and rates earned increased on loans. The Acquisition of Cecil and a shift in asset mix to greater percentage of loans to total interest earning assets contributed to the increase in interest income. Contributing to the increase in the yields earned on loans was continued movement from lower yielding residential mortgages to higher yielding business and agricultural loans. Interest expense increased $196,000 and $288,000 for the three and six months ended June 30, 2026 due primarily to higher interest-bearing liabilities balances, offset by lower average rates paid. The acquisition of Cecil contributed to the growth in average deposits, while total borrowings increased as a result of funding of the purchase price of Cecil, coupled with funding needed for asset growth.

As a result of the higher interest earning assets, and shift within the portfolio, combined with discipline managing the cost of funds, the Corporation’s net interest margin increased to 3.60% and 3.49% for the three and six months ended June 30, 2026, compared to 3.29% and 3.24% for the same periods in 2025.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table provides an analysis of year-to-date changes in NII on an FTE basis by distinguishing the changes that were a result of average balance fluctuations and those that were a result of interest rate fluctuations (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(88)	(70)	(158)	(46)	(105)	(151)

Securities available for sale:
Taxable	(418)	(495)	(913)	(792)	(992)	(1,784)
Tax-exempt	(86)	116	30	(108)	130	22
Total securities	(504)	(379)	(883)	(900)	(862)	(1,762)

Loans	3,078	1,306	4,384	5,358	2,127	7,485
Regulatory stock	14	(2)	12	25	38	63

Total interest income	2,500	855	3,355	4,437	1,198	5,635

INTEREST EXPENSE

Deposits:
Demand deposits	488	(773)	(285)	449	(968)	(519)
Savings deposits	22	(21)	1	26	(54)	(28)
Time deposits	1,035	(1,067)	(32)	1,331	(1,604)	(273)
Total deposits	1,545	(1,861)	(316)	1,806	(2,626)	(820)

Borrowings:
Short-term borrowings	210	(46)	164	255	(48)	207
Long-term debt	(469)	266	(203)	(604)	272	(332)
Subordinated debt	326	225	551	777	456	1,233
Total borrowings	67	445	512	428	680	1,108

Total interest expense	1,612	(1,416)	196	2,234	(1,946)	288

NET INTEREST INCOME	888	2,271	3,159	2,203	3,144	5,347

The following tables for the three and six months ended June 30, 2026 and 2025 show a more detailed analysis of NII on an FTE basis with major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest-bearing liabilities (dollars in thousands):

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	For the Three Months Ended June 30,
	2026			2025
			(c)			(c)
	Average	(c)	Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	39,521	251	2.54	52,248	409	3.14

Securities available for sale:
Taxable	464,212	4,239	3.65	507,374	5,152	4.06
Tax-exempt	136,441	707	2.07	139,639	677	1.94
Total securities (d)	600,653	4,946	3.29	647,013	5,829	3.60

Loans (a)	1,671,820	24,434	5.85	1,455,562	20,050	5.51

Regulatory stock	11,525	246	8.54	10,959	234	8.55

Total interest earning assets	2,323,519	29,877	5.15	2,165,782	26,522	4.90

Non-interest earning assets (d)	77,681			42,881

Total assets	2,401,200			2,208,663

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	566,238	2,507	1.78	549,835	2,792	2.04
Savings deposits	311,349	72	0.09	286,460	71	0.10
Time deposits	457,304	3,990	3.50	430,094	4,022	3.75
Total deposits	1,334,891	6,569	1.97	1,266,389	6,885	2.18
Borrowings:
Short-term borrowings	76,827	780	4.07	60,000	616	4.16
Long-term debt	53,393	567	4.26	76,668	770	4.07
Subordinated debt	61,504	1,039	6.76	39,777	488	4.98
Total borrowings	191,724	2,386	4.99	176,445	1,874	4.26
Total interest bearing liabilities	1,526,615	8,955	2.35	1,442,834	8,759	2.43

Non-interest bearing liabilities:

Demand deposits	694,765			617,774
Other	13,217			12,921

Total liabilities	2,234,597			2,073,529

Stockholders' equity	166,603			135,134

Total liabilities & stockholders' equity	2,401,200			2,208,663

Net interest income (FTE)		20,922			17,763

Net interest spread (b)			2.80			2.47
Effect of non-interest bearing deposits			0.80			0.82
Net yield on interest earning assets (c)			3.60			3.29

(a) Includes balances of non-accrual loans and net deferred loan fees and the recognition of any related interest income.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	For the Six Months Ended June 30,
	2026			2025
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	43,044	473	2.22	46,687	624	2.70

Securities available for sale:
Taxable	469,649	8,564	3.65	510,525	10,348	4.05
Tax-exempt	136,749	1,404	2.05	141,734	1,382	1.95
Total securities (d)	606,398	9,968	3.29	652,259	11,730	3.60

Loans (a)	1,637,403	46,898	5.75	1,445,993	39,413	5.46

Regulatory stock	11,492	490	8.52	10,885	427	7.85

Total interest earning assets	2,298,337	57,829	5.05	2,155,824	52,194	4.84

Non-interest earning assets (d)	76,173			42,551

Total assets	2,374,510			2,198,375

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	558,928	4,933	1.78	541,688	5,452	2.03
Savings deposits	306,476	113	0.07	285,764	141	0.10
Time deposits	459,403	7,921	3.48	426,665	8,194	3.87
Total deposits	1,324,807	12,967	1.97	1,254,117	13,787	2.22
Borrowings:
Short-term borrowings	71,112	1,443	4.09	60,107	1,236	4.15
Long-term debt	57,947	1,217	4.24	78,808	1,549	3.96
Subordinated debt	65,011	2,208	6.79	39,757	975	4.95
Total borrowings	194,070	4,868	5.04	178,672	3,760	4.24
Total interest bearing liabilities	1,518,877	17,835	2.37	1,432,789	17,547	2.47

Non-interest bearing liabilities:

Demand deposits	676,497			617,740
Other	13,613			13,101

Total liabilities	2,208,987			2,063,630

Stockholders' equity	165,523			134,745

Total liabilities & stockholders' equity	2,374,510			2,198,375

Net interest income (FTE)		39,994			34,647

Net interest spread (b)			2.68			2.37
Effect of non-interest bearing deposits			0.81			0.87
Net yield on interest earning assets (c)			3.49			3.24

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,781 as of June 30, 2025, and $2,119 as of June 30, 2024.  Such fees and costs recognized through income and included in the interest amounts totaled ($48) in 2025, and ($130) in 2024.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $46,360,000, or 7.2%, for the three months ended June 30, 2026, and $45,861,000, or 7.0%, for the six months ended June 30, 2026 compared to the same periods in 2025. The tax equivalent yield on investments decreased by 31 basis points for the quarter-to-date and 31 basis points for the year-to-date period when comparing both years. Interest income on securities decreased by $883,000, or 15.1%, and $1,762,000, or 15.0%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The majority of the securities acquired from Cecil were sold shortly after Acquisition date and provided little in average balances for the periods presented. The 31-basis point decline in rate earned on securities is the result of a variable rate securities repricing downward.

Average balances on loans increased by $216,258,000, or 14.9%, for the three months ended June 30, 2026, and $191,410,000, or 13.2%, for the six months ended June 30, 2026, compared to the same periods in the prior year. In addition to the $147,400,000 in loans acquired in the Cecil Acquisition on February 1, 2026, strong loan production experienced in 2025 and 2026 benefited average balances in the current year. Loan yields increased by 34 basis points for the second quarter of 2026 and 29 basis points for the year-to-date period primarily as the result of loans repricing higher, portfolio composition shifting from lower yielding mortgage loans to higher yielding loan types, and the Cecil loans that were marked to fair value, which enhanced the overall yield of the loan portfolio. Interest income on loans increased by $4,384,000, or 21.9%, and $7,485,000, or 19.0%, for the three and six months ended June 30, 2026 as a result of increased loan balances and higher yields earned.

The average balance of interest-bearing deposit accounts increased by $68,502,000, or 5.4%, and $70,690,000, or 5.6%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year. Growth was experienced in all deposit types, principally due to $186,384,000 in deposits acquired in the Cecil Acquisition on February 1, 2026. Despite the growth in average deposit balances, interest expense declined by $316,000 and $820,000 for the three and six months ended June 30, 2026 compared to the same periods in the prior year. The lower expense was the result of discipline in managing the cost of funds, including less reliance on higher costing brokered time deposits which averaged $66,310,000 and $47,772,000 less in the three and six months ended June 30, 2026 compared to 2025. These brokered deposits which were used to fund the Corporation’s leverage strategy with derivatives were called, as cheaper funds became available. The rate paid on interest bearing deposits declined by 21 and 25 basis points for the three and six months ended June 30, 2026.

The Corporation’s average balance on borrowed funds increased by $15,279,000, or 8.7%, for the three months ended June 30, 2026, and $15,398,000, or 8.6%, for the six months ended June 30, 2026, compared to the same periods in 2025. In December 2025, the Corporation issued $42,500,000 in subordinated debt that was used to partially fund the Acquisition of Cecil, as well as allowing for the repayment in February 2026 of the Corporation’s 2020 subordinated debt issuance, which had converted to a floating rate of interest. The interest rate on the newly issued subordinated debt was greater than the interest rate of the amount paid off, resulting in a higher cost for subordinated debt in 2026 compared to 2025. Scheduled repayments of long-term debt in 2025 and the first half of 2026 were replaced with either deposit growth or short-term borrowings and resulted in average balances declining by $23,275,000 and $20,861,000 for the three and six months ended June 30, 2026 compared to the same periods in the prior year. Total interest expense on borrowings increased $512,000 and $1,108,000 for the three and six months ended June 30, 2026 compared to the corresponding periods in the prior year as a result of the higher costing additional subordinated debt.

For the three months ended June 30, 2026, the net interest spread increased by 33 basis points to 2.80%, compared to 2.47% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the net interest spread increased by 31 basis points to 2.68%, compared to 2.37% for the six months ended June 30, 2025. The effect of non-interest bearing funds decreased to 80 basis points for the three months ended June 30, 2026, from 82 basis points for the three months ended June 30, 2025, and decreased to 81 basis points from 87 basis points for the six months ended June 30, 2026, compared to the same periods in 2025. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest-bearing deposits increases because there is greater difference between non-interest-bearing funds and interest-bearing liabilities. The Corporation’s NIM for the second quarter of 2026 was 3.60%, compared to 3.29% for the second quarter of 2025. For the year-to-date period, the Corporation’s NIM was 3.49%, compared to 3.24% for the same period in 2025.

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

The Corporation recorded a provision release of $462,000 for the three months ended June 30, 2026 consisting of a provision release related to loans of $248,000, $214,000 in provision release for off-balance sheet credit exposure and $0 related to available for sale securities. For the three months ended June 30, 2025, the Corporation recorded a provision for credit losses of $126,000 consisting of provision related to loans of $65,000, $61,000 for off-balance sheet losses and $0 related to available for sale securities. The Corporation recorded a provision release of $484,000 for the six months ended June 30, 2026 consisting of a provision release related to loans of $140,000, $344,000 in provision release for off-balance sheet credit exposure and $0 related to available for sale securities. For the six months ended June 30, 2025, the Corporation recorded a provision for credit losses of $612,000 consisting of provision related to loans of $491,000, $121,000 for off-balance sheet losses and $0 related to available for sales securities. The provision release recorded for the three and six months ended June 30, 2026 was primarily as a result of declines in classified assets in the legacy Ephrata National Bank and acquired Cecil loan portfolios, less uncertainty in economic conditions, and lowering expected usage of off-balance sheet commitments.

As of June 30, 2026, the allowance as a percentage of total loans was 1.10%, compared to 1.11% and 1.13% at December 31, 2025 and June 30, 2025. More details are provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2026 was $4,062,000, an increase of $481,000, or 13.4%, compared to the $3,581,000 earned during the second quarter of 2025. Other income for the year-to-date period was $8,441,000, an increase of $1,534,000, or 22.2% from the year-to-date period in 2025. The following tables detail the categories that comprise other income:

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
	$	$	$	%

Trust and investment services	928	787	141	17.9
Service fees	953	696	257	36.9
Commissions	1,117	1,014	103	10.2
Net gains (losses) on debt and equity securities	15	48	(33)	(68.8)
Gains on sale of mortgages	436	391	45	11.5
Earnings on bank owned life insurance	304	282	22	7.8
Other miscellaneous income	309	363	(54)	(14.9)
Total other income	4,062	3,581	481	13.4

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,985	1,651	334	20.2
Service fees	1,923	1,462	461	31.5
Commissions	2,175	2,026	149	7.4
Net gains (losses) on debt and equity securities	47	(285)	332	(116.5)
Gains on sale of mortgages	948	830	118	14.2
Earnings on bank owned life insurance	708	553	155	28.0
Other miscellaneous income	655	670	(15)	(2.2)
Total other income	8,441	6,907	1,534	22.2

Trust and investment services income increased by $141,000, or 17.9%, for the quarter and increased $334,000, or 20.2% year-to-date due to increased estate fees, additional wealth management accounts, and favorable market conditions. Service fees increased by $257,000, or 36.9%, for the quarter and increased $461,000, or 31.5% year-to-date due primarily to additional customers and accounts from the Cecil acquisition. Commissions increased by $103,000, or 10.2%, for the quarter and increased $149,000, or 7.4% year-to-date due to increased interchange fees. The Corporation recorded $15,000 of net gains on securities sold in the second quarter of 2026 compared to $48,000 in the second quarter of 2025. For the year-to-date period, the Corporation recorded $47,000 of gains on securities sold compared to losses of $285,000 for the year-to-date period in 2025. Losses on security transactions in 2025 were due to strategic sales of investment securities to fund higher yielding loan growth. Mortgage gains increased by $45,000, or 11.5%, and $118,000, or 14.2%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year. This was primarily a result of higher premiums earned on loans sold with servicing released and continued sales of permanent financing for construction loans originated in the prior year. Earnings on bank owned life insurance were higher by $22,000, or 7.8%, and $155,000, or 28.0%, for the three and six months ended June 30, 2026, compared to the same period in the prior year. This increase in the year-to-date amount was due to death benefits received related to two former directors in 2026. Other miscellaneous income decreased by $54,000, or 14.9%, and $15,000, or 2.2%, for the three and six months ended June 30, 2026, compared to the prior year as a result of sales tax refunds received in the second quarter of 2025.

Operating Expenses

Operating expenses for the second quarter of 2026 were $18,266,000, an increase of $4,344,000, or 31.2%, compared to the $13,922,000 for the second quarter of 2025. For the year-to-date period ended June 30, 2026, operating expenses totaled $36,550,000, an increase of $8,309,000, or 29.4%, compared to the same period in 2025. The following tables detail the categories that comprise operating expenses.

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	9,182	8,357	825	9.9
Occupancy expenses	1,180	873	307	35.2
Equipment expenses	628	324	304	93.8
Advertising & marketing expenses	441	375	66	17.6
Computer software & data processing expenses	2,581	1,781	800	44.9
Bank shares tax	464	382	82	21.5
Professional services	1,080	811	269	33.2
Core deposit intangible amortization	125	—	125	100.0
Merger and conversion related expenses	1,561	—	1,561	100.0
Other operating expenses	1,024	1,019	5	0.5
Total Operating Expenses	18,266	13,922	4,344	31.2

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	18,719	16,637	2,082	12.5
Occupancy expenses	2,285	1,782	503	28.2
Equipment expenses	1,160	710	450	63.4
Advertising & marketing expenses	789	742	47	6.3
Computer software & data processing expenses	4,670	3,600	1,070	29.7
Bank shares tax	914	743	171	23.0
Professional services	2,036	1,654	382	23.1
Core deposit intangible amortization	208	—	208
Merger and conversion related expenses	3,718	—	3,718
Other operating expenses	2,051	2,373	(322)	(13.6)
Total Operating Expenses	36,550	28,241	8,309	29.4

The Acquisition of Cecil led to increased operating expenses as four additional branches in Cecil County, Maryland, were added to the Corporation’s retail network and incremental costs of maintaining two operating systems were required following the Acquisition. The Acquisition also resulted in merger and conversion related expenses of $1,561,000 and $3,718,000 for the three and six months ended June 30, 2026, as the Corporation incurred professional services to complete the merger and employee severance payments were processed. In late June 2026, the Corporation completed the conversion of the former Cecil operating system to a unified platform which should eliminate redundant expenses in future periods.

Salaries and employee benefits are the largest category of operating expenses. For the second quarter of 2026, salaries and benefits increased $825,000, or 9.9%, and for the six months ended June 30, 2026, salaries and benefits increased $2,082,000, or 12.5%, compared to the same periods in 2025. Staffing four additional branches in Cecil County, merit increases, and higher medical insurance costs contributed to the increase. Occupancy and equipment costs were higher by a combined total of $611,000, or 51.0%, and $953,000, or 38.2%, for the three and six months ended June 30, 2026, compared to the prior year as result of costs associated with new lease expense and higher equipment costs related to the acquisition. Advertising and marketing expenses were higher by $66,000, or 17.6%, and $47,000, or 6.3%, for the three and six months ended June 30, 2026, compared to the prior year. This increase was primarily related to advertising and media production costs as the Corporation continues to pursue marketing opportunities in the communities it serves including the recently entered Cecil County market. Computer software and data processing expenses increased by $800,000, or 44.9%, and $1,070,000, or 29.7%, for the three and six months ended June 30, 2026, compared to the same periods in the previous year due to maintaining two operating systems with the Cecil acquisition, evolution of enhanced products and services to meet customers’ needs, and increased transaction volumes. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased $82,000, or 21.5%, and $171,000, or 23.0%, for the three and six months ended June 30, 2026 due to growth in the Bank’s shareholder’s equity. Professional services costs increased by $269,000, or 33.2%, and increased by $382,000, or 23.1%, for the quarter and year-to-date periods. The increase is primarily related to higher legal fees as well as increased costs for other outside services. Other operating expenses increased by $5,000, or 0.5%, and decreased by $322,000, or 13.6%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year due primarily to decreased level of fraud-related charge-offs.

Income Taxes

Federal and state income tax expense was $1,335,000 and $1,380,000 for the three months ended June 30, 2026 and 2025, resulting in an effective tax rate of 19.0% for both periods. For the six months ended June 30, 2026 and 2025, income tax expense was $2,357,000 and $2,362,000 for an effective tax rate of 19.5% and 18.9%. Generally, the Corporation’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt investment securities and loans, and income from life insurance policies, partially offset by disallowed interest expense, state income taxes, and non-deductible acquisition related expenses. The increase in the year-to-date statutory rate is higher due to state tax expense with the Acquisition of Cecil, and non-deductible acquisition-related expenses.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings. At June 30, 2026, cash and equivalents amounted to $37,145,000, compared to $60,573,000 at December 31, 2025, and $65,269,000 at June 30, 2025. Our primary sources of cash are principal repayments on loans, proceeds from the sales, calls, and maturities of investment securities, principal repayments of mortgage-backed securities and asset-backed securities, and increases in deposit accounts. As of June 30, 2026, the Corporation had outstanding borrowings from the FRB Discount Window of $16,000,000, the FHLB of $113,007,000 and the subordinated debt of $61,535,000.

At June 30, 2026, the Corporation had $660,334,000 in outstanding loan commitments, which included $89,038,000 in firm loan commitments, $543,081,000 in unused lines of credit, and open letters of credit of $28,215,000. Certificates of deposit due within one year totaled $414,538,000, or 97.6% of certificates of deposit. The Corporation believes, based on past experience, that a significant portion of certificates of deposit will remain at the Corporation upon maturity and ample liquidity exists outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $10,062,000 for the six months ended June 30, 2026 and $10,372,000 for the six months ended June 30, 2025. Net cash provided by investing activities was $29,790,000 for the six months ended June 30, 2026, reflecting the liquidation of the Cecil securities in 2026 combined with net loan payoffs and net cash used for investing activities was $10,508,000 for the six months ended June 30, 2025. Cash used for financing activities amounted to $63,280,000 and $3,504,000 for 6 months ended June 30, 2026 and 2025. Financing activities in 2026 were influenced by the repayment of subordinated debt and brokered deposits, partially offset by increases in demand and savings accounts.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of June 30, 2026, the Corporation had $568,205,000 of debt and equity securities, compared to $588,949,000 at December 31, 2025, and $601,920,000 at June 30, 2025.

In the third quarter of 2024, the Corporation adopted an investment strategy to add approximately $200,000,000 of investments, both agency and non-agency collateralized mortgage obligations consistent with investment policy credit quality parameters, in order to protect interest income in a rising rate environment. The goal of this strategy was to reduce the interest rate risk that management believes was necessary to address the Corporation’s long-term fixed rate assets. The Corporation paired the investments with off-balance sheet pay-fixed interest rate swaps to mitigate the identified rates-up risk. The leverage strategy was funded initially by callable brokered certificates of deposit and a small portion of short-term FHLB borrowings. The funding was chosen to allow for maximum flexibility to protect against rates-down risk. With this strategy, the Corporation has the ability to call the brokered CDs and replace them at lower market rates or unwind the swaps and offset with gains on the investments. At June 30, 2026, the brokered CDs initially used to fund the strategy have been called and paid off. Pay downs on the securities have resulted in the remaining balance of $175,109,000 at June 30, 2026.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	credit risk of each instrument, risk-based capital considerations of individual securities as well as overall balance sheet factors
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

Cecil had securities with a fair value of $19,030,000 as of February 1, 2026, the date of Acquisition. The Corporation evaluated these securities in connection with its overall balance sheet and investment strategy of all net assets acquired and elected to sell $17,843,000 of these securities shortly after closing of the transaction.

The Corporation’s U.S. Treasury sector and U.S. government agency sectors stayed relatively flat since December 31, 2025. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. These bonds pay monthly principal and interest, and the Corporation has invested into this sector in conjunction with the investment strategy discussed above. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of June 30, 2026, this sector’s fair value balances stood at $133,965,000, a decrease of $9,546,000 since December 31, 2025 due to monthly paydowns. There were no concentrations of issuers greater than 10% of the securities portfolio.

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2025, by $3,324,000, or 6.5%. ABS are floating rate student loan pools which are instruments that perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of state and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. These instruments also experience significant fair market value gains and losses when interest rates fluctuate, and currently the yield on the portfolio has resulted in unrealized losses. The amortized cost of municipal bonds decreased slightly in the first six months of 2026. Municipal bonds represented 30.4% of the debt securities portfolio as of June 30, 2026, compared to 31.5% as of December 31, 2025. The largest geographical concentrations as of June 30, 2026 were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of June 30, 2026, the Corporation’s corporate bonds decreased by $1,895,000 or 4.20%, from balances at December 31, 2025. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties.

The following table presents investment securities at June 30, 2026 by expected maturity, including scheduled repayments, and the weighted average yield for each maturity presented. Actual maturities may differ from expected maturities because of differences in assumptions on prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost (dollars in thousands).

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	14,940	1.40	—	—	—	—	14,940	1.40
U.S. government agencies	7,500	0.71	8,900	0.86	—	—	—	—	16,400	0.79
U.S. agency mortgage-backed securities	121	2.28	30,004	2.51	3,031	4.72	252	2.97	33,408	2.71
U.S. agency collateralized mortgage obligations	863	3.20	15,669	1.97	85,491	4.53	—	—	102,023	4.13
Non Agency MBS/CMO	1,641	5.34	24,917	5.57	29,463	4.56	80,919	4.53	136,940	4.74
Asset-backed securities	1,833	5.01	29,658	4.57	16,491	4.52	—	—	47,982	4.57
Corporate bonds	16,140	1.57	18,073	2.84	10,750	3.98	—	—	44,963	2.66
Obligations of states and political subdivisions	4,008	2.98	74,871	1.90	50,427	2.30	60,617	2.00	189,923	2.06

Total securities available for sale	32,106	1.98	217,032	2.78	195,653	3.93	141,788	3.45	586,579	3.28

Loans

Net loans outstanding increased by 14.2% to $1,653,016,000 at June 30, 2026 from $1,446,716,000 at June 30, 2025. Net loans increased by 10.1%, from $1,498,859,000 at December 31, 2025. The following table shows the composition of the loan portfolio as of June 30, 2026, December 31, 2025, and June 30, 2025 (in thousands):

	June 30,		December 31,		June 30,
	2026		2025		2025
	$	%	$	%	$	%

Agriculture	324,215	19.4	317,957	21.0	294,020	20.1
Business Loans	468,640	28.0	394,558	26.2	367,194	25.1
Consumer	76,057	4.6	5,703	0.4	6,332	0.4
Home Equity	152,235	9.1	141,369	9.3	130,971	9.0
Non-Owner Occupied CRE	186,239	11.2	169,584	11.2	164,667	11.3
Residential Real Estate (a)	461,881	27.7	484,337	31.9	498,319	34.1

Total loans	1,669,267	100.0	1,513,508	100.0	1,461,503	100.0
Less:
Deferred loan costs, net	2,201		2,237		1,756
Allowance for credit losses	(18,452)		(16,886)		(16,543)
Total net loans	1,653,016		1,498,859		1,446,716

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $387,947 as of June 30, 2026, $376,287 as of December 31, 2025, and $360,378 at June 30, 2025.

The growth in the loan portfolio since December 31, 2025, was primarily the result of loans acquired from Cecil of $147,400,000, primarily in the business and consumer loan segments. The June 30, 2026, loan portfolio increased $206,300,000 from June 30, 2025. In addition to the loans acquired from Cecil, strong sales and marketing efforts led to increased balances across most categories of loans. The Corporation’s strategic plan specifically focuses on managed loan growth while maintaining quality of credit standards. The residential real estate segment has declined as management has chosen to reduce the number of mortgage loans in its portfolios due to their long maturity dates and elevated interest rate risk.

In the first six months of 2026, mortgage production decreased 14.6% compared to the first six months of 2025.  Purchase money origination constituted 86.9% of the Corporation’s mortgage originations for the six months ended June 30, 2026.  The held-for-investment production is 49.5% of total originations with construction-only and construction-permanent loans making up 66.6% of the total held-for-investment production.  As of June 30, 2026, adjustable-rate mortgage balances were $316.8 million, representing 68.2% of the 1-4 family residential loan portfolio of the Corporation.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-Performing Assets

The following table presents the Corporation’s non-performing assets at June 30, 2026, December 31, 2025, and June 30, 2025 (in thousands):

	June 30,	December 31,	June 30,
	2026	2025	2025
	$	$	$

Nonaccrual loans	9,045	9,336	10,178
Loans past due 90 days or more and still accruing	—	—	99
Total non-performing loans	9,045	9,336	10,277

Other real estate owned	748	—	989
Foreclosed assets	579	—	—
Total non-performing assets	10,372	9,336	11,266

Non-performing assets to net loans	0.63%	0.62%	0.78%

The total balance of non-performing assets decreased by $894,000, or 7.9%, over balances at June 30, 2025, and increased $1,036,000, or 11.1%, from balances at December 31, 2025. The increase over the December 31, 2025 balance was due primarily to foreclosure on a commercial property of $748,000 and $579,000 of foreclosed assets associated with the legacy Cecil portfolio.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of credit losses for the Corporation. The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio for the three months ended June 30, 2026 and 2025 (in thousands):

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	June 30,
	2026	2025
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	351	—
Consumer Loans	6	7
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total loans charged-off	357	91

Recoveries of loans previously charged-off
Agriculture	—	24
Business Loans	68	1
Consumer Loans	8	7
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	76	32

Net charge-offs (recoveries)
Agriculture	—	(24)
Business Loans	283	(1)
Consumer Loans	(2)	—
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total net charge-offs	281	59

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	351	—
Consumer Loans	49	34
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total loans charged-off	400	121

Recoveries of loans previously charged-off
Agriculture	—	25
Business Loans	98	3
Consumer Loans	10	23
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	108	51

Net charge-offs (recoveries)
Agriculture	—	(25)
Business Loans	253	(3)
Consumer Loans	39	11
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total net charge-offs	292	70

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

The Corporation’s level of classified loans was $28,989,000 at June 30, 2026, compared to $35,111,000 at December 31, 2025 and $35,100,000 at June 30, 2025. Total classified loans have decreased from December 31, 2025 due to the payoff of several classified loans that reduced their loan balances

Deposits

The Corporation’s total ending deposits at June 30, 2026 increased by $143,607,000, or 7.7%, from December 31, 2025 and by $120,442,000, or 6.4%, from June 30, 2025. Customer deposits are the Corporation’s primary source of funding for loans and securities. The growth in each category of deposits was primarily the result of the $186,384,000 of deposits that were acquired in the Acquisition of Cecil. Brokered CDs totaled $3,749,000 at June 30, 2026, a decrease of $64,293,000 from December 31, 2025 and $93,240,000 from June 30, 2025. The Corporation used excess funds to call certain brokered deposits, to assist in managing the Corporation’s cost of funds.

As of June 30, 2026 and December 31, 2025, the total uninsured deposits of the Corporation were approximately $243,946,000 and $258,136,000, or 12.1% and 13.8%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Deposits by major classification table, shown below, provides the balances of each category for June 30, 2026, December 31, 2025, and June 30, 2025 (in thousands):

	June 30	December 31,	June 30
	2026	2025	2025
	$	$	$

Non-interest bearing demand	706,839	649,090	628,757
Interest bearing demand	396,076	375,938	375,556
Money market deposit accounts	177,818	162,715	166,909
Savings accounts	311,547	283,207	288,492
Time deposits	424,688	402,411	436,812
Total deposits	2,016,968	1,873,361	1,896,526

The growth and mix of deposits is often driven by several factors including:

•	Acquisition of other banks
•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Borrowings

Total borrowings were $190,542,000, $209,251,000, and $175,618,000 as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. Short-term borrowings at June 30, 2026 include $16,000,000 in borrowings from the Federal Reserve Bank’s discount window to assist with liquidity needs. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60,000,000 million as of June 30, 2026, December 31, 2025, and June 30, 2025. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $53,007,000 at June 30, 2026 from $67,838,000 at December 31, 2025. These borrowings are used as a secondary source of funding and to assist with managing interest rate risk. As of June 30, 2026, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $794,421,000 as of June 30, 2026.

In addition to the long-term advances funded through the FHLB, the Corporation has completed three separate subordinated debt offerings in 2020, 2022 and 2025. Total subordinated debt outstanding at June 30, 2026 and December 31, 2025 was $61,535,000 and $81,413,000. The purpose of the subordinated debt offerings was to fund Bank growth, as the proceeds raised are considered Tier 2 capital for the Corporation, and portions of the cash proceeds were contributed as Tier 1 capital to the Bank. Each of the notes has a fixed rate of interest for the first five years and then converts to a floating rate of interest for the last five years. After the fixed rate period, the Corporation can redeem the notes at par. In December 2025, the Corporation issued new subordinated debt with proceeds, net of costs, totaling $41,500,000. The proceeds from the notes were to partially fund the Acquisition of Cecil, and to redeem the entire 2020 issuance of $20,000,000, which had converted to a floating rate of interest higher than its initial fixed rate. The 2020 issuance was redeemed in the first quarter of 2026.

Stockholders’ Equity

Total stockholders’ equity increased $10,466,000 from $161,054,000 at December 31, 2025 to $171,520,000 at June 30, 2026. The primary reason for the increase in stockholders’ equity was net income of $9,728,000 less dividends declared of $2,046,000 for the six months ended June 30, 2026. In addition, market conditions led to $2,275,000 of other comprehensive income for the six months ended June 30, 2026, primarily in appreciation in securities available for sale.

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, maintains capital ratios well above those minimum levels. The risk-weighted capital ratios are calculated by dividing capital, as defined, by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. Tier 2 capital includes the inclusion of the allowance for credit losses and reserve for off-balance sheet, and for the holding company, subordinated debt.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of June 30, 2026	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.8%	N/A	N/A
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.2%	N/A	N/A
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.2%	N/A	N/A
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.4%	N/A	N/A
Bank	9.6%	4.0%	5.0%

As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	17.8%	N/A	N/A
Bank	15.0%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.1%	N/A	N/A
Bank	9.8%	4.0%	5.0%

As of June 30, 2025
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.8%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.2%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.2%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.7%	N/A	N/A
Bank	9.3%	4.0%	5.0%

As of June 30, 2026, the Bank’s Tier 1 Leverage Ratio stood at 9.6% while the Corporation’s Tier 1 Leverage Ratio was 7.4%. On February 1, 2026, the Corporation completed its Acquisition of Cecil Bancorp, Inc. in an all-cash transaction. The additional average assets and risk-weighted assets that Cecil contributed to combined assets was the primary reason the Corporation and Bank’s capital ratios are lower as no additional capital was issued in connection with the transaction. Additionally, intangible assets including goodwill and core deposit intangible, combined with net operating loss carryforwards are not eligible to be included in regulatory capital.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2026 (dollars in thousands):

	June 30,	December 31,
	2026	2025
	$	$
Commitments to extend credit:
Revolving home equity	303,379	283,905
1-4 family residential contruction loans	11,202	14,859
Commercial real estate, other construction and land development loans	77,836	53,286
Commercial and industrial loans	112,877	101,425
Other	126,825	122,455
Standby letters of credit	28,215	27,104

Total	660,334	603,034

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

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure (dollars in thousands, except per share data):

	June 30,	December 31,
	2026	2025
	$	$
Tangible Book Value per Common Share
Stockholders' equity (most directly comparable GAAP-based measure)	171,520	161,054
Less: Goodwill	6,712	—
Core deposit intangible	2,538	—
Related tax effect	(568)	—
Total	8,682	—
Tangible common equity (non-GAAP)	162,838	161,054

Common shares outstanding	5,715	5,693

Book value per share (most directly comparable GAAP-based measure)	30.01	28.29
Intangible assets per share	1.52	—
Tangible book value per share (non-GAAP)	28.49	28.29

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	$	$	$	$
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Net income (most directly comparable GAAP-based measure)	5,704	5,810	9,728	10,126
Plus: Merger and conversion related expenses	1,561	—	3,718	—
Less: Related tax effect	(321)	—	(691)	—
Adjusted net income (non-GAAP)	6,944	5,810	12,755	10,126

Weighted average diluted shares outstanding	5,706	5,673	5,700	5,663

Diluted earnings per share (most directly comparable GAAP-based measure)	1.00	1.02	1.71	1.79
Diluted earnings per share, adjusted (non-GAAP)	1.22	1.02	2.24	1.79

Efficiency ratio
Operating expenses (most directly comparable GAAP-based measure)	18,266	13,922	36,550	28,241
Less: Merger and conversion-related expenses	(1,561)	—	(3,718)	—
Adjusted operating expenses	16,705	13,922	32,832	28,241
Net interest income on a tax-equivalent basis	20,922	17,763	39,994	34,647
Other operating income (most directly comparable GAAP-based measure)	4,062	3,581	8,441	6,907
Total revenues	24,984	21,344	48,435	41,554
Less: Realized gains (losses) on sales of securities	8	(2)	10	(286)
Total revenues, as adjusted	24,976	21,346	48,425	41,840
Efficiency ratio on GAAP basis (most directly comparable GAAP based measure)	73.1%	65.2%	75.5%	68.0%
Efficiency ratio, as adjusted	66.9%	65.2%	67.8%	67.5%

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

For discussion on credit risk, refer to the sections on non-performing assets, allowance for credit losses, Note 6, to the Consolidated Financial Statements.

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

As of June 30, 2026, the Corporation was in the low-risk range for all of the above measurements except for one ratio that fell in the moderate-risk range: investment securities as a percentage of total assets. The investment securities as a percentage of total assets has decreased from year end 2025. While this measurement falls in management’s moderate risk level, it is related to a specific leverage strategy and was measured and documented risk that was accepted as part of a derivative strategy that enhanced net interest income.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2026, and December 31, 2025. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(1.8)	2.9	(24.00)
300 basis point rise	(0.8)	2.4	(20.00)
200 basis point rise	0.0	1.7	(16.00)
100 basis point rise	0.4	0.3	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(2.5)	(4.1)	(12.00)
200 basis point decline	(6.5)	(9.7)	(16.00)
300 basis point decline	(11.1)	(15.0)	(20.00)
400 basis point decline	(14.0)	(19.1)	(24.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of June 30, 2026, the above analysis shows a neutral or negative impact to the Corporation’s net interest income in all rate scenarios. The Fed has cut rates in 2024 and 2025 as inflation slowed. The Corporation is now experiencing a reduction in the cost of funds on the liability side in pricing its deposits. Net interest income would decrease if rates were lower with the repricing of variable rate loans and securities moving immediately as Prime moves. The Corporation is asset sensitive in the short-term and in the long-term. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all of the down rates scenarios, modeled levels of net interest income improved compared to the results as of December 31, 2025. As rates rise, assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been slow and steady as the Fed has decreased rates slowly. Asset yields, however, decline at a faster pace which has resulted in the pressure on net interest income shown above. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of June 30, 2026 and December 31, 2025. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of June 30, 2026, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-300 and down-400 basis point rate scenarios. The positive impact of higher rates on both loans and securities was up from December 31, 2025. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In 2025, deposit growth was relatively flat; however, deposit pricing was lowered throughout the year to maximize profit margins. This reduction in deposit costs resulted in an improvement in the net portfolio value in all the down rate scenarios. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scenarios as of June 30, 2026 and December 31, 2025.

CHANGES IN NET PORTFOLIO VALUE

	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	6.8	6.9	(35.00)
300 basis point rise	7.3	7.4	(30.00)
200 basis point rise	6.6	6.8	(25.00)
100 basis point rise	4.4	4.5	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(7.7)	(7.9)	(20.00)
200 basis point decline	(19.5)	(20.4)	(25.00)
300 basis point decline	(36.9)	(38.8)	(30.00)
400 basis point decline	(60.8)	(61.5)	(35.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of June 30, 2026, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 6.8% in the rates-up 400 basis point scenario, and gains of 7.3%, 6.6% and 4.4%, in the rates-up 300, rates-up 200 and 100 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2026, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2026

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2026.

Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2026	—	—	—	185,000
May 2026	—	—	—	185,000
June 2026	—	—	—	185,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of June 30, 2026, 15,000 shares had been purchased under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ENB Financial Corp
(Registrant)

Dated: August 14, 2026	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 14, 2026	By:	/s/ Douglas P. Barton
Douglas P. Barton
Treasurer
Principal Financial Officer