Form 10-Q
period 2026-09-30
ENB Financial Corp
filed 2026-11-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2026, the registrant had 5,722,877 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2026

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2026	2025	2025
	$	$	$
ASSETS
Cash and due from banks	8,167	6,630	8,049
Interest-bearing deposits in other banks	22,358	53,943	40,351
Total cash and cash equivalents	30,525	60,573	48,400
Securities available for sale (at fair value, net of allowance for credit losses of $0)	525,923	579,468	590,368
Equity securities (at fair value)	9,257	9,481	9,575
Loans held for sale	1,685	2,588	1,250
Loans (net of unearned income)	1,706,152	1,515,745	1,482,275
Less: Allowance for credit losses	17,718	16,886	16,637
Net loans	1,688,434	1,498,859	1,465,638
Premises and equipment	34,381	31,987	31,182
Other real estate owned	759	—	—
Regulatory stock	11,765	10,870	10,867
Goodwill	6,712	—	—
Core deposit intangible	2,413	—	—
Bank owned life insurance	36,274	37,019	36,758
Other assets	47,258	26,882	28,553
Total assets	2,395,386	2,257,727	2,222,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	682,707	649,090	623,270
Interest-bearing	1,311,331	1,224,271	1,261,479
Total deposits	1,994,038	1,873,361	1,884,749
Short-term borrowings	111,500	60,000	60,000
Long-term debt	49,697	67,838	70,822
Subordinated debt	61,597	81,413	39,836
Other liabilities	16,330	14,061	15,196
Total liabilities	2,233,162	2,096,673	2,070,603
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,722,877 as of 9/30/26, 5,692,991 as of 12/31/25, and 5,696,191 as of 9/30/25	574	574	574
Capital surplus	4,186	3,979	3,989
Retained earnings	193,042	179,481	174,990
Accumulated other comprehensive loss, net of tax	(35,282)	(22,137)	(26,843)
Less: Treasury stock cost on 16,237 shares as of 9/30/26, 46,123 shares as of 12/31/25 and 42,923 as of 9/30/25	(296)	(843)	(722)
Total stockholders' equity	162,224	161,054	151,988
Total liabilities and stockholders' equity	2,395,386	2,257,727	2,222,591

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	25,534	20,676	72,268	59,940
Interest on securities available for sale
Taxable	4,133	5,131	12,494	15,239
Tax-exempt	634	643	1,919	1,960
Interest on deposits at other banks	72	242	546	867
Dividend income	364	373	1,055	1,040
Total interest and dividend income	30,737	27,065	88,282	79,046
Interest expense:
Interest on deposits	5,992	7,005	18,960	20,791
Interest on borrowings	2,448	1,841	7,315	5,601
Total interest expense	8,440	8,846	26,275	26,392
Net interest income	22,297	18,219	62,007	52,654
(Release) provision for credit losses	(374)	20	(858)	632
Net interest income after (release) provision for credit losses	22,671	18,199	62,865	52,022
Other income:
Trust and investment services income	1,104	826	3,089	2,477
Service fees	1,027	954	2,950	2,415
Commissions	1,204	1,036	3,379	3,062
Loss on the sale of debt securities, net	—	—	—	(307)
Gain on equity securities, net	23	63	70	85
Gains on sale of mortgages	383	506	1,331	1,336
Earnings on bank-owned life insurance	305	294	1,013	847
Other income	314	547	969	1,216
Total other income	4,360	4,226	12,801	11,131
Operating expenses:
Salaries and employee benefits	10,249	8,955	28,968	25,592
Occupancy	1,088	908	3,373	2,690
Equipment	643	421	1,803	1,131
Advertising & marketing	425	267	1,214	1,009
Computer software & data processing	2,332	1,739	7,002	5,339
Shares tax	462	412	1,376	1,155
Professional services	2,080	912	4,116	2,566
Core deposit intangible amortization	125	—	333	—
Merger and conversion related expenses	5	496	3,722	496
Other expenses	1,035	977	3,087	3,349
Total operating expenses	18,444	15,087	54,994	43,327
Income before income taxes	8,587	7,338	20,672	19,826
Provision for income taxes	1,674	1,419	4,031	3,781
Net income	6,913	5,919	16,641	16,045

Per share information:
Basic and diluted earnings per share	1.21	1.04	2.92	2.83
Cash dividends paid per share	0.18	0.18	0.54	0.54

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Net income	6,913	5,919	16,641	16,045
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	(19,715)	9,672	(17,274)	10,363
Reclassification adjustment for losses included in net income on securities available for sale	—	—	—	307
Reclassification adjustment for (gains) realized in net income on fair value hedge	(8)	(314)	(5)	(968)
Net unrealized (losses) gains	(19,723)	9,358	(17,279)	9,702
Income tax effect	4,289	(1,965)	3,967	(2,091)
Net of tax amount	(15,434)	7,393	(13,312)	7,611
Cash flow hedge:
Changes in unrealized (losses) gains on cash flow hedge	(6)	55	133	(160)
Reclassification adjustment for losses (gains) included in net income	24	(79)	78	(233)
Income tax effect	(4)	5	(44)	82
Net of tax amount	14	(19)	167	(311)
Total other comprehensive (loss) income	(15,420)	7,374	(13,145)	7,300
Total comprehensive income (loss)	(8,507)	13,293	3,496	23,345

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Loss	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2025	574	3,957	162,006	(34,143)	(1,410)	130,984
Net income	—	—	4,316	—	—	4,316
Other comprehensive income, net of tax	—	—	—	858	—	858
Stock-based compensation expense	—	15	—	—	—	15
Treasury stock issued - 13,799 shares	—	(11)	—	—	232	221
Cash dividends paid, $0.18 per share	—	—	(1,018)	—	—	(1,018)
Balances, March 31, 2025	574	3,961	165,304	(33,285)	(1,178)	135,376
Net income	—	—	5,810	—	—	5,810
Other comprehensive loss, net of tax	—	—	—	(932)	—	(932)
Stock-based compensation expense	—	18	—	—	—	18
Treasury stock issued - 14,419 shares	—	(13)	—	—	243	230
Cash dividends paid, $0.18 per share	—	—	(1,020)	—	—	(1,020)
Balances, June 30, 2025	574	3,966	170,094	(34,217)	(935)	139,482
Net income	—	—	5,919	—	—	5,919
Other comprehensive income, net of tax	—	—	—	7,374	—	7,374
Stock-based compensation expense	—	11	—	—	—	11
Treasury stock issued - 12,705 shares		12	—	—	213	225
Cash dividends paid, $0.18 per share		—	(1,023)	—	—	(1,023)
Balances, September 30, 2025	574	3,989	174,990	(26,843)	(722)	151,988

Balances, January 1, 2026	574	3,979	179,481	(22,137)	(843)	161,054
Net income	—	—	4,024	—	—	4,024
Other comprehensive loss, net of tax	—	—	—	(914)	—	(914)
Stock-based compensation expense	—	7	—	—	—	7
Treasury stock issued - 10,146 shares	—	55	—	—	186	241
Cash dividends paid, $0.18 per share	—	—	(1,025)	—	—	(1,025)
Balances, March 31, 2026	574	4,041	182,480	(23,051)	(657)	163,387
Net income	—	—	5,704	—	—	5,704
Other comprehensive income, net of tax	—	—	—	3,189	—	3,189
Stock-based compensation expense	—	7	—	—	—	7
Treasury stock issued - 11,582 shares	—	48	—	—	211	259
Cash dividends paid, $0.18 per share	—	—	(1,026)	—	—	(1,026)
Balances, June 30, 2026	574	4,096	187,158	(19,862)	(446)	171,520
Net income	—	—	6,913	—	—	6,913
Other comprehensive loss, net of tax	—	—	—	(15,420)	—	(15,420)
Stock-based compensation expense	—	6	—	—	—	6
Treasury stock issued - 8,158 shares	—	84	—	—	150	234
Cash dividends paid, $0.18 per share	—	—	(1,029)	—	—	(1,029)
Balances, September 30, 2026	574	4,186	193,042	(35,282)	(296)	162,224

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
	$	$
Cash flows from operating activities:
Net income	16,641	16,045
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization expense	514	412
Decrease (increase) in interest receivable	318	(14)
(Decrease) increase in interest payable	(219)	26
(Release) provision for credit losses	(858)	632
Losses on the sale of debt securities, net	—	307
(Gains) on equity securities, net	(70)	(85)
Gains on sale of mortgages	(1,331)	(1,336)
Loans originated for sale	(35,870)	(36,449)
Proceeds from sales of loans	38,104	40,531
Earnings on bank-owned life insurance	(1,013)	(847)
Gain on sale of other real estate owned	—	(101)
Depreciation of premises and equipment and amortization of software	2,099	1,629
Deferred income tax	2,059	1,064
Amortization of deferred fees on subordinated debt	184	120
Stock-based compensation expense	20	44
Other assets and other liabilities, net	3,046	(1,591)
Net cash provided by operating activities	23,624	20,387

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	37,673	47,763
Proceeds from sales	17,843	12,246
Purchases	(9,529)	(19,993)
Equity securities:
Proceeds from sales	591	553
Purchases	(297)	(332)
Proceeds from sale of other real estate owned	—	1,090
Purchase of regulatory bank stock	(1,646)	(696)
Redemptions of regulatory bank stock	1,836	618
Proceeds from bank-owned life insurance	1,648	—
Purchase of bank-owned life insurance	(5)	(5)
Net (increase) in loans	(43,650)	(56,266)
Purchases of premises and equipment, net	(2,147)	(4,611)
Net cash paid for acquisition	(968)	—
Purchase of computer software	(153)	(184)
Net cash provided by (used in) investing activities	1,196	(19,817)
Cash flows from financing activities:
Net increase (decrease) in demand and savings accounts	7,748	(18,962)
Net (decrease) increase in time deposits	(73,629)	13,268
Net proceeds from short-term borrowings	51,500	—
Repayments of long-term debt	(18,141)	(13,000)
Repayment of subordinated debt	(20,000)	—
Dividends paid	(3,080)	(3,061)
Proceeds from sale of treasury stock	734	676
Net cash used for financing activities	(54,868)	(21,079)
Decrease in cash and cash equivalents	(30,048)	(20,509)
Cash and cash equivalents at beginning of period	60,573	68,909
Cash and cash equivalents at end of period	30,525	48,400
Supplemental disclosures of cash flow information:
Interest paid	25,743	28,253
Income taxes paid	2,300	3,170
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(26,158)	14,519
Real estate owned acquired in settlement of loans	759	—

Noncash transactions related to merger:
Assets acquired, excluding cash	181,320	—
Liabilities assumed	187,064	—

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). Ephrata National Bank has one wholly-owned subsidiary, ENB Insurance, LLC which is consolidated into its financial statements. This Quarterly Report on Form 10-Q for the third quarter of 2026 is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, Securities and Exchange Commission rules that permit reduced disclosure for interim periods, Article 10 of Regulation S-X, and general practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all significant adjustments considered necessary for fair presentation have been included. There have been no material changes to the Corporation’s significant accounting policies for the three and nine months ended September 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Corporation’s 2025 audited consolidated financial statements. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain comparative amounts for the prior year have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on information available at the time. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

The Corporation’s management has evaluated all activity of the Corporation and concluded that subsequent events are properly reflected in the Corporation’s unaudited consolidated interim financial statements as required by GAAP.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Of the $147,400,000 gross loans acquired, $11,014,000 were identified as PCD loans on the Acquisition date. The following table provides a summary of these PCD loans at Acquisition at February 1, 2026 (in thousands):

February 1,
2026
$

Purchased credit deteriorated loans
Par value of acquired loans at acquisition	11,234
Allowance for credit losses at acquisition	(206)
Non-credit discount at acquisition	(14)
Total acquisition consideration	11,014

In connection with the adoption of ASU 2025-08, the Corporation recorded a $1,792,000 allowance for credit losses on PSLs; no provision expense was recorded at the date of Acquisition.

Premises and equipment: The fair value of bank premises and equipment was valued by obtaining recent market data for similar properties, with adjustments for characteristics of the individual property. The Corporation acquired four branches of which one was owned property. Fair value adjustment will offset depreciation based on the expected useful lives of the assets.

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

Supplemental Proforma Information

The following table presents supplemental proforma information for the three and nine months ended September 30, 2026 and 2025 as if the Acquisition had occurred January 1, 2025. The unaudited proforma includes adjustments on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, lease expense on leases acquired, interest expense on deposits acquired and the related tax effects. The proforma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. In addition, the unaudited proforma information excluded merger-related expenses, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of integration (dollars in thousands):

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$

Total revenues	35,058	34,314	101,999	99,673
Net income	6,937	6,722	19,768	17,357

4.	Securities Available for Sale

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of investment securities held at September 30, 2026 and December 31, 2025, are as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	$	$	$	$	$
September 30, 2026
U.S. Treasuries	14,947	—	(883)	—	14,064
U.S. government agencies	16,400	—	(341)	—	16,059
U.S. agency mortgage-backed securities	32,320	49	(2,294)	—	30,075
U.S. agency collateralized mortgage obligations	99,274	—	(6,432)	—	92,842
Non-agency MBS/CMO	136,920	63	(10,140)	—	126,843
Asset-backed securities	46,426	94	(351)	—	46,169
Corporate bonds	44,343	21	(1,554)	—	42,810
Obligations of states and political subdivisions	189,176	—	(32,115)	—	157,061
Total securities available for sale	579,806	227	(54,110)	—	525,923

December 31, 2025
U.S. Treasuries	14,927	—	(764)	—	14,163
U.S. government agencies	16,400	—	(578)	—	15,822
U.S. agency mortgage-backed securities	33,286	73	(1,746)	—	31,613
U.S. agency collateralized mortgage obligations	107,592	433	(1,633)	—	106,392
Non-agency MBS/CMO	144,887	536	(1,912)	—	143,511
Asset-backed securities	51,306	52	(396)	—	50,962
Corporate bonds	47,365	15	(2,245)	—	45,135
Obligations of states and political subdivisions	191,430	—	(19,560)	—	171,870
Total securities available for sale	607,193	1,109	(28,834)	—	579,468

The amortized cost and fair value of debt securities available for sale at September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions (in thousands).

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	33,973	33,467
Due after one year through five years	50,991	47,928
Due after five years through ten years	54,584	45,592
Due after ten years	125,318	103,007
U.S. agency mortgage-backed securities	32,320	30,075
U.S. agency collateralized mortgage obligations	99,274	92,842
Non-agency MBS/CMO	136,920	126,843
Asset-backed securities	46,426	46,169
Total debt securities	579,806	525,923

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Securities available for sale with a par value of $151,312,000 and $127,026,000 at September 30, 2026 and December 31, 2025, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $132,448,000 at September 30, 2026 and $117,817,000 at December 31, 2025.

Proceeds from active sales of debt securities available for sale with gains or losses, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Proceeds from sales	—	—	17,843	12,246
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	(307)

Information pertaining to securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

In the debt security portfolio, there were 288 positions carrying unrealized losses at September 30, 2026 and December 31, 2025.

The Corporation evaluates fixed income positions for an allowance for credit losses at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded in the first nine months of 2026 or 2025.

5.	Equity Securities

The following table summarizes the amortized cost, cumulative gross realized gains and losses recognized in earnings, and fair value of equity securities held at September 30, 2026 and December 31, 2025 (in thousands):

		Gross	Gross
	Amortized	Realized	Realized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2026
CRA-qualified mutual funds	9,257	—	—	9,257
Bank stocks	—	—	—	—
Total equity securities	9,257	—	—	9,257

December 31, 2025
CRA-qualified mutual funds	8,960	—	—	8,960
Bank stocks	580	1	(60)	521
Total equity securities	9,540	1	(60)	9,481

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$

Proceeds from sales of equity securities	390	332	591	553

Gross realized gains	18	81	28	102
Gross realized losses	(17)	—	(17)	—
Fair value marks recognized in income	22	(18)	59	(17)
Gain on equity securities, net	23	63	70	85

6.	Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
	$	$

Agriculture	347,281	317,957
Business Loans	494,607	394,558
Consumer	69,562	5,703
Home Equity	161,483	141,369
Non-Owner Occupied Commercial Real Estate	176,683	169,584
Residential Real Estate (a)	454,359	484,337

Gross loans prior to deferred costs	1,703,975	1,513,508

Deferred loan costs, net	2,177	2,237
Allowance for credit losses	(17,718)	(16,886)
Total net loans	1,688,434	1,498,859

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets,t otaled $394,240 and $376,287 as of September 30, 2026 and December 31, 2025.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2026 and December 31, 2025 (in thousands):

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements
	September 30, 2026
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$346,978	$11	$—	$292	$303	$347,281
Business Loans	493,328	491	29	759	1,279	494,607
Consumer	68,513	772	125	152	1,049	69,562
Home Equity	160,900	460	100	23	583	161,483
Non-Owner Occupied CRE	176,683	—	—	—	—	176,683
Residential Real Estate	451,828	1,153	45	1,333	2,531	454,359
Total	$1,698,230	$2,887	$299	$2,559	$5,745	$1,703,975

	December 31, 2025
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Agriculture	$316,116	$50	$212	$1,579	$1,841	$317,957
Business Loans	388,462	3,449	2,620	27	6,096	394,558
Consumer	5,661	31	11	—	42	5,703
Home Equity	140,818	394	38	119	551	141,369
Non-Owner Occupied CRE	168,836	—	—	748	748	169,584
Residential Real Estate	482,830	842	65	600	1,507	484,337
Total	$1,502,723	$4,766	$2,946	$3,073	$10,785	$1,513,508

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2026 and December 31, 2025, (in thousands):

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
September 30, 2026	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$4,662	$268	$4,930	$—	$4,930
Business Loans	1,283	71	1,354	—	1,354
Consumer Loans	258	274	532	—	532
Home Equity	432	—	432	—	432
Non-Owner Occupied CRE	224	—	224	—	224
Residential Real Estate	2,362	644	3,006	—	3,006
Total	$9,221	$1,257	$10,478	$—	$10,478

	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
December 31, 2025	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming

Agriculture	$2,598	$503	$3,101	$—	$3,101
Business Loans	3,267	—	3,267	—	3,267
Consumer Loans	—	—	—	—	—
Home Equity	189	169	358	—	358
Non-Owner Occupied CRE	1,007	—	1,007	—	1,007
Residential Real Estate	1,308	295	1,603	—	1,603
Total	$8,369	$967	$9,336	$—	$9,336

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents, by class of loans, the collateral-dependent nonaccrual loans and type of collateral as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026
	Real Estate	Other	None	Total
Agriculture	$4,577	$353	$—	$4,930
Business Loans	1,106	248	—	1,354
Consumer Loans	—	532	—	532
Home Equity	432	—	—	432
Non-Owner Occupied CRE	224	—	—	224
Residential Real Estate	3,006	—	—	3,006
Total	$9,345	$1,133	$—	$10,478

December 31, 2025
	Real Estate	Other	None	Total
Agriculture	$2,634	$467	$—	$3,101
Business Loans	2,744	523	—	3,267
Consumer Loans	—	—	—	—
Home Equity	358	—	—	358
Non-Owner Occupied CRE	1,007	—	—	1,007
Residential Real Estate	1,603	—	—	1,603
Total	$8,346	$990	$—	$9,336

Credit Quality Indicators

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2026 and December 31, 2025. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Based on the most recent analysis performed, the following table presents the recorded investment by internal risk rating system for Commercial Credit exposures as of September 30, 2026 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Agriculture
Risk Rating
Pass	$45,971	$66,360	$20,542	$41,250	$31,809	$94,364	$36,890	$—	$337,186
Special Mention	—	—	—	200	—	1,255	149	—	1,604
Substandard	—	3,002	284	1,857	1,389	1,362	597	—	8,491
Doubtful	—	—	—	—	—	—	—	—	—
Total	$45,971	$69,362	$20,826	$43,307	$33,198	$96,981	$37,636	$—	$347,281

Agriculture
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Business Loans
Risk Rating
Pass	$110,300	$85,595	$41,749	$47,308	$62,448	$95,490	$41,007	$—	$483,897
Special Mention	—	—	—	—	578	1,457	166	—	2,201
Substandard	93	70	1,907	275	4,372	1,744	48	—	8,509
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,393	$85,665	$43,656	$47,583	$67,398	$98,691	$41,221	$—	$494,607

Business Loans
Current period gross charge-offs	$—	$—	$—	$—	$350	$23	$—	$—	$373

Non-Owner Occupied CRE
Risk Rating
Pass	$30,802	$25,442	$7,424	$24,309	$37,245	$38,624	$10,066	$—	$173,912
Special Mention	—	—	—	—	—	1,943	—	—	1,943
Substandard	—	—	—	359	—	469	—	—	828
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,802	$25,442	$7,424	$24,668	$37,245	$41,036	$10,066	$—	$176,683

Non-Owner Occupied CRE
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$187,073	$177,397	$69,715	$112,867	$131,502	$228,478	$87,963	$—	$994,995
Special Mention	—	—	—	200	578	4,655	315	—	5,748
Substandard	93	3,072	2,191	2,491	5,761	3,575	645	—	17,828
Doubtful	—	—	—	—	—	—	—	—	—
Total	$187,166	$180,469	$71,906	$115,558	$137,841	$236,708	$88,923	$—	$1,018,571

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

The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2026 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer
Payment Performance
Performing	$3,977	$25,616	$17,337	$10,402	$5,121	$4,832	$1,745	$—	$69,030
Nonperforming	—	—	372	77	—	83	—	—	532
Total	$3,977	$25,616	$17,709	$10,479	$5,121	$4,915	$1,745	$—	$69,562

Consumer
Current period gross charge-offs	$—	$70	$51	$121	$49	$15	$—	$—	$306

Home equity
Payment Performance
Performing	$1,109	$2,005	$912	$3,969	$9,375	$1,642	$141,381	658	$161,051
Nonperforming	—	—	—	45	122	264	1	—	432
Total	$1,109	$2,005	$912	$4,014	$9,497	$1,906	$141,382	$658	$161,483

Home equity
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate
Payment Performance
Performing	$20,788	$24,526	$32,507	$84,054	$122,494	$166,984	$—	$—	$451,353
Nonperforming	—	—	74	512	763	1,657	—	—	3,006
Total	$20,788	$24,526	$32,581	$84,566	$123,257	$168,641	$—	$—	$454,359

Residential Real Estate
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Payment Performance
Performing	$25,874	$52,147	$50,756	$98,425	$136,990	$173,458	$143,126	$658	$681,434
Nonperforming	—	—	446	634	885	2,004	1	—	3,970
Total	$25,874	$52,147	$51,202	$99,059	$137,875	$175,462	$143,127	$658	$685,404

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

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses (ACL) by portfolio segment for the three months ended September 30, 2026 and September 30, 2025 (in thousands):

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
September 30, 2026	$	$	$	$	$
Allowance for credit losses:
Agriculture	5,202	—	—	(779)	4,423
Business Loans	2,732	(21)	25	(272)	2,464
Consumer Loans	2,000	(257)	107	48	1,898
Home Equity	3,097	—	—	104	3,201
Non-Owner Occupied CRE	855	—	—	(32)	823
Residential Real Estate	4,566	—	—	343	4,909

Total	18,452	(278)	132	(588)	17,718

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Reductions)	Balance
September 30, 2025	$	$	$	$	$
Allowance for credit losses:
Agriculture	4,159	—	—	(281)	3,878
Business Loans	2,804	—	2	71	2,877
Consumer Loans	324	(11)	3	72	388
Home Equity	2,905	—	—	(108)	2,797
Non-Owner Occupied CRE	1,247	—	—	169	1,416
Residential Real Estate	5,104	—	—	177	5,281

Total	16,543	(11)	5	100	16,637

During the three months ended September 30, 2026, management released $588,000 in provision for credit losses related to loans and recorded $214,000 in provision expense for off-balance sheet credit exposure for a total provision reduction of $374,000. During the three months ended September 30, 2025, management recorded $100,000 to the provision for credit losses related to loans and released $80,000 in provision expense for off-balance sheet credit exposure for a net provision of $20,000.

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2026 and September 30, 2025 (in thousands):

		Initial Allowance
	Beginning	on Cecil PCD and PSL			Provisions	Ending
	Balance	Acquired Loans	Charge-offs	Recoveries	(Reductions)	Balance
September 30, 2026	$	$	$	$	$	$
Allowance for credit losses:
Agriculture	4,352	—	—	—	71	4,423
Business Loans	3,248	415	(373)	124	(950)	2,464
Consumer Loans	365	1,493	(306)	116	230	1,898
Home Equity	2,785	79	—	—	337	3,201
Non-Owner Occupied CRE	1,342	—	—	—	(519)	823
Residential Real Estate	4,794	11	—	—	104	4,909

Total	16,886	1,998	(679)	240	(727)	17,718

	Beginning			Provisions	Ending
September 30, 2025	Balance	Charge-offs	Recoveries	(Reductions)	Balance
Allowance for credit losses:
Agriculture	3,303	—	25	550	3,878
Business Loans	3,234	—	5	(362)	2,877
Consumer Loans	327	(45)	26	80	388
Home Equity	2,644	(3)	—	156	2,797
Non-Owner Occupied CRE	933	—	—	483	1,416
Residential Real Estate	5,681	(84)	—	(316)	5,281

Total	16,122	(132)	56	591	16,637

During the nine months ended September 30, 2026, management released $727,000 in provision expense for credit losses related to loans and released $131,000 of the provision for off-balance sheet credit exposure for a combined release of provision of $858,000. During the nine months ended September 30, 2025, management added $591,000 to the provision for credit losses related to loans and $41,000 in provision expense for off-balance sheet credit exposure for a combined provision of $632,000.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on the estimation method as of September 30, 2026:

	Agriculture	Business Loans	Consumer Loans	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	144	10	118	—	—	180	452
Ending balance: collectively evaluated	4,279	2,454	1,780	3,201	823	4,729	17,266

Loans receivable:
Ending balance	347,281	494,607	69,562	161,483	176,683	454,359	1,703,975
Ending balance: individually evaluated	4,930	1,354	532	432	224	3,006	10,478
Ending balance: collectively evaluated	342,351	493,253	69,030	161,051	176,459	451,353	1,693,497

The following table presents the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on estimation method as of December 31, 2025:

	Agriculture	Business Loans	Consumer	Home Equity	Non-Owner Occupied CRE	Residential Real Estate	Total
	$	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated	107	—	—	53	—	28	188
Ending balance: collectively evaluated	4,245	3,248	365	2,732	1,342	4,766	16,698

Loans receivable:
Ending balance	317,957	394,558	5,703	141,369	169,584	484,337	1,513,508
Ending balance: individually evaluated	3,101	3,267	—	358	1,007	1,603	9,336
Ending balance: collectively evaluated	314,856	391,292	5,703	141,010	168,577	482,734	1,504,172

Modifications to Borrowers Experiencing Financial Difficulty

The Corporation may grant a modification to borrowers in financial distress by providing a temporary reduction in interest rate, or an extension of a loan’s stated maturity date. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Corporation identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. There were no modifications of loans to borrowers experiencing financial difficulty that resulted in a concession for the quarter ended September 30, 2026 or for the quarter ended September 30, 2025.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

7.	Goodwill and Core Deposit Intangible Asset

At September 30, 2026, goodwill was $6,712,000 which was added through the Corporation’s Acquisition of Cecil. As permitted under GAAP, the Corporation has up to twelve months following the date of the Acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the Acquisition. During this measurement period, the Corporation may record subsequent adjustments for provisional amounts initially established. These subsequent adjustments, if any, may increase or decrease recorded goodwill.

	September 30,	December 31,
	2026	2025
	$	$

Balance, beginning of period	—	—
Acquired goodwill	6,712	—
Balance, end of period	6,712	—

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.

The Corporation acquired a core deposit intangible asset of $2,746,000 in the Acquisition of Cecil. The core deposit intangible asset is being amortized based on the sum-of-the-year digits method over an expected life of 10 years. The following table presents changes in the core deposit intangible during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$

Balance, beginning of period	2,538	—	—	—
Acquired core deposit intangible	—	—	2,746	—
Amortization	(125)	—	(333)	—
Balance, end of period	2,413	—	2,413	—

The following table presents future estimated aggregated amortization expense at September 30, 2026:

$
Year Ending:
December 31, 2026 (3 months remaining)	125
December 31, 2027	453
December 31, 2028	404
December 31, 2029	354
December 31, 2030	304
December 31, 2031	254
Thereafter	519
2,413

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

8.	Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania, and the States of Maryland, Florida and New Jersey. Income taxes paid for federal were $850,000 for the quarter and $2,300,000 for the nine months ended September 30, 2026 and $750,000 for the quarter and $3,170,000 for the nine months ended September 30, 2025. No state income taxes were paid for the three or nine months ended September 30, 2026 and 2025.

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

At September 30, 2026, the Corporation had federal NOL carryforwards of approximately $60,380,000, with certain amounts that expire at various times from 2033 to 2037. The Corporation also had state NOL carryforwards of approximately $57,265,000, with certain amounts that expire at various times from 2034 to 2037. The valuation allowance on net deferred tax assets results in the NOL carryforwards being carried at an amount that management expects to realize.

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

There is currently no liability for uncertain tax positions and are no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2022. Income tax expense for the three and nine ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Current:
Federal	1,090	691	1,868	2,713
State	(31)	—	104	4
Total current	1,059	691	1,972	2,717
Deferred tax expense:
Federal	520	728	2,008	1,064
State	95	—	51	—
Total deferred	615	728	2,059	1,064
Income tax expense	1,674	1,419	4,031	3,781

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Components of the Corporation’s net deferred tax position at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	2026	2025
	$	$

Deferred tax assets:
Allowance for credit losses	3,854	3,546
Allowance for off-balance sheet extensions of credit	266	284
Interest on nonaccrual loans	105	189
Purchase accounting - loans	996	—
Operating lease liability	556	524
Net operating loss carryforwards	13,017	—
Net unrealized losses on securities available for sale	11,720	5,823
Net unrealized losses on derivatives	—	62
Other	49	53
Total deferred tax assets	30,563	10,481

Deferred tax liabilities:
Premises and equipment	(2,213)	(2,104)
Right of use asset	(545)	(516)
Mortgage servicing rights	(655)	(671)
Discount on investment securities	(1,950)	(1,326)
Purchase accounting - core deposit intangible	(551)	—
Purchase accounting - time deposits	(27)	—
Net unrealized gains on derivatives	(1,913)	—
Other	(6)	(20)
Total deferred tax liabilities	(7,860)	(4,637)
Net deferred tax assets before valuation allowance	22,703	5,844
Valuation allowance	(7,023)	—
Net deferred tax assets	15,680	5,844

9.	Deposits

Deposits by major classifications are summarized as follows at September 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
	$	$

Non-interest bearing demand	682,707	649,090
Interest-bearing demand	424,941	375,938
Money market deposit accounts	173,349	162,715
Savings accounts	308,448	283,207
Time deposits $250,000 or less	323,357	333,522
Time deposits over $250,000	81,236	68,889
Total deposits	1,994,038	1,873,361

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

At September 30, 2026, the Bank held no brokered time deposits compared to $68,042,000 at December 31, 2025. Brokered time deposits may be called by the Corporation with no penalty, other than the acceleration of the recognition of the premium recorded on them, which totaled $330,000 at December 31, 2025.

At September 30, 2026, the scheduled maturities of time deposits are as follows (in thousands):

2026 (3 months remaining)	118,903
2027	277,273
2028	3,148
2029	2,231
2030	1,908
2031	1,130
Total	404,593

10.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Unrealized
	Gains (Losses)
	on Securities	Unrealized
	Available-for-Sale	Gains (Losses)
	net of	on Cash Flow
	Fair Value Hedge (1) (2)	Hedges (2)	Total
	$	$	$

Balance at July 1, 2026	(19,852)	(10)	(19,862)
Other comprehensive (losses) before reclassifications	(15,428)	(5)	(15,433)
Amount reclassified from accumulated other comprehensive loss	(6)	19	13
Period change	(15,434)	14	(15,420)
Balance at September 30, 2026	(35,286)	4	(35,282)

Balance at July 1, 2025	(34,086)	(131)	(34,217)
Other comprehensive gains before reclassifications	7,641	43	7,684
Amount reclassified from accumulated other comprehensive loss	(248)	(62)	(310)
Period change	7,393	(19)	7,374
Balance at September 30, 2025	(26,693)	(150)	(26,843)

Balance at January 1, 2026	(21,974)	(163)	(22,137)
Adjustment for change in blended tax rate	209	2	211
Other comprehensive (losses) gains before reclassifications	(13,517)	103	(13,414)
Amount reclassified from accumulated other comprehensive loss	(4)	62	58
Period change	(13,312)	167	(13,145)
Balance at September 30, 2026	(35,286)	4	(35,282)

Balance at January 1, 2025	(34,304)	161	(34,143)
Other comprehensive gains (losses) before reclassifications	8,133	(126)	8,007
Amount reclassified from accumulated other comprehensive loss	(522)	(185)	(707)
Period change	7,611	(311)	7,300
Balance at September 30, 2025	(26,693)	(150)	(26,843)

(1) Amounts include fair value hedge.

(2) Amounts are net of tax, at the blended income tax rate of 21.75% for 2026 and 21% for 2025.

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

Cash Flow Hedges: Two interest rate swaps with notional amounts totaling $60,000,000 at September 30, 2026 and December 31, 2025 were designated as cash flow hedges of certain short-term FHLB advances and were determined to be effective for the periods presented. The Corporation expects the hedges to remain effective during the remaining terms of the swaps. These cash flow hedges are pay-fixed rate hedges for the purpose of hedging variable cash flows associated with the Corporation’s short-term borrowings.

Fair Value Hedges: Thirteen interest rate swaps with notional amounts totaling $162,267,000 and $175,775,000 at September 30, 2026 and December 31, 2025 were designated as portfolio hedges of individual fixed rate mortgage-backed securities included in securities available for sale. The hedges were determined to be effective for the periods presented. These fair value hedges are pay-fixed rate hedges designed as a hedge of the exposure to changes in the fair value of securities available for sale.

The following table summarizes the notional amounts and fair value of the Corporation’s derivative instruments at September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Notional / Contract	Asset	Liability	Notional / Contract	Asset	Liability
Line Item in the Balance Sheet Which	Amount	Fair Value (a)	Fair Value (b)	Amount	Fair Value (a)	Fair Value (b)
the Hedged Item is Included	$	$	$	$	$	$
Derivatives used for hedging instruments:
Interest rate swap contracts :
Securities available for sale (fair value hedges)	162,267	8,781	—	70,081	811	—
Securities available for sale (fair value hedges)	—	—	—	105,694	—	851
Short-term borrowings (cash flow hedges)	60,000	5	—	60,000	—	207
Total derivatives designated for hedging	222,267	8,786	—	235,775	811	1,058

(a) Included in Other assets on the Consolidated Balance Sheet.

(b) Included in Other liabilities on the Consolidated Balance Sheet.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table is a summary of components for interest rate swaps designed as hedging instruments at September 30, 2026 and December 31, 2025 (in thousands):

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (In Years)

September 30, 2026
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.71%	0.1
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.78%	11.9

December 31, 2025
Cash flow hedge designation
Interest rate swaps-short term borrowings	3.84%	3.98%	0.9
Fair value hedge designation
Interest rate swaps - available for sale securities	3.65%	3.82%	12.6

The following table summarizes the effect of the Corporation’s derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

The amounts recognized from accumulated other comprehensive income into condensed statement of income represent the amount of cash settlements between the Corporation and the counterparty. The amount recognized directly as interest income on fair value hedges relates to the adjustments required for periodic remeasurements.

The Corporation has agreements with its derivative counterparty that contains a provision where, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender on its cash flow hedges, then the Corporation could also be declared in default on its derivative obligations. In addition, the Corporation also has agreements with its derivative counterparty that contains a provision where, if the Corporation fails to maintain its status as a well / adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. As of September 30, 2026, the Corporation had $2,000,000 held by its counterparty as collateral for its derivative agreements.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

12.	Earnings Per Share

The following table presents earnings per share for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2026	2025	2026	2025

Net income ($)	6,913	5,919	16,641	16,045
Weighted average shares outstanding - basic	5,715,170	5,684,176	5,704,432	5,670,176
Diluted effect of share-based compensation	1,347	3,453	1,632	2,426
Weighted average shares outstanding - diluted	5,716,517	5,687,629	5,706,064	5,672,602

Per share information:
Basic earnings per share ($)	1.21	1.04	2.92	2.83
Diluted earnings per share ($)	1.21	1.04	2.92	2.83

13.	Fair Value Presentation

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

The Corporation used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:

Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar level securities (Level 2), using matrix pricing. Matrix pricing is a technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quotes prices (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The Corporation has no securities that are Level 3.

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

The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
September 30, 2026:
Assets
U.S. Treasuries	14,064	—	—	14,064
U.S. government agencies	—	16,059	—	16,059
U.S. agency mortgage-backed securities	—	30,075	—	30,075
U.S. agency collateralized mortgage obligations	—	92,842	—	92,842
Non-agency MBS/CMO	—	126,843	—	126,843
Asset-backed securities	—	46,169	—	46,169
Corporate bonds	—	42,810	—	42,810
Obligations of states & political subdivisions	—	157,061	—	157,061
Marketable equity securities	9,257	—	—	9,257

Total securities	23,321	511,859	—	535,180
Derivatives and hedging activities	—	8,786	—	8,786

Liabilities
Derivatives and hedging activities	—	—	—	—

	Level 1	Level 2	Level 3	Total
	$	$	$	$

December 31, 2025:
Assets
U.S. Treasuries	14,163	—	—	14,163
U.S. government agencies	—	15,822	—	15,822
U.S. agency mortgage-backed securities	—	31,613	—	31,613
U. S. agency collateralized mortgage obligations	—	106,392	—	106,392
Non-agency MBS/CMO	—	143,511	—	143,511
Asset-backed securities	—	50,962	—	50,962
Corporate bonds	—	45,135	—	45,135
Obligations of states and political subdivisions	—	171,870	—	171,870
Marketable equity securities	9,481	—	—	9,481
Total securities	23,644	565,305	—	588,949
Derivatives and hedging activities	—	811	—	811

Liabilities
Derivatives and hedging activities	—	1,058	—	1,058

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

Mortgage Servicing Rights (MSR): MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow (DCF) valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At September 30, 2026, the fair value of the MSRs was $4,558,000, which exceeded the carrying value of $2,957,000. At December 31, 2025, the fair value of the MSRs was $3,104,000, which exceeded the carrying value of $2,597,000. There was no valuation allowance at September 30, 2026 or December 31, 2025.

The following table provides the fair value for each class of assets to be measured and reported at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
	$	$	$	$
September 30, 2026
Assets:
Individually analyzed loans	—	—	10,026	10,026
Total	—	—	10,026	10,026

December 31, 2025
Assets:
Individually analyzed loans	—	—	9,148	9,148
Total	—	—	9,148	9,148

The Corporation had a total of $10,478,000 of individually analyzed loans as of September 30, 2026, with $452,000 of specific allocation against these loans and $9,336,000 of individually analyzed loans as of December 31, 2025, with $188,000 of specific allocation against these loans. The value of individually analyzed loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

September 30, 2026
Individually analyzed loans	10,026	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20%
			Liquidation expenses (2)	0% to -10%

December 31, 2025
Individually analyzed loans	9,148	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20%
			Liquidation expenses (2)	0% to -10%

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

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$	$
September 30, 2026
Financial Assets:
Cash and cash equivalents	30,525	30,525	30,525	—	—
Regulatory stock	11,765	11,765	11,765	—	—
Loans held for sale	1,685	1,685	1,685	—	—
Loans, net of allowance	1,688,434	1,648,220	—	—	1,648,220
Accrued interest receivable	9,418	9,418	5	3,206	6,207

Financial Liabilities:
Demand deposits	682,707	682,707	682,707	—	—
Interest-bearing demand deposits	424,941	424,941	424,941	—	—
Money market deposit accounts	173,349	173,349	173,349	—	—
Savings accounts	308,448	308,448	308,448	—	—
Time deposits	404,593	402,191	—	—	402,191
Total deposits	1,994,038	1,991,636	1,589,445	—	402,191
Short-term debt	111,500	111,500	111,500	—	—
Long-term debt	49,697	49,392	—	—	49,392
Subordinated debt	61,597	60,127	—	—	60,127
Accrued interest payable	3,157	3,157	464	14	2,679

December 31, 2025
Financial Assets:
Cash and cash equivalents	60,573	60,573	60,573	—	—
Regulatory stock	10,870	10,870	10,870	—	—
Loans held for sale	2,588	2,588	2,588	—	—
Loans, net of allowance	1,498,859	1,493,899	—	—	1,493,899
Accrued interest receivable	8,424	8,424	59	3,306	5,059

Financial Liabilities:
Demand deposits	649,090	649,090	649,090	—	—
Interest-bearing demand deposits	375,938	375,938	375,938	—	—
Money market deposit accounts	162,715	162,715	162,715	—	—
Savings accounts	283,207	283,207	283,207	—	—
Time deposits	402,411	401,917	—	—	401,917
Total deposits	1,873,361	1,872,867	1,470,950	—	401,917
Short-term debt	60,000	60,000	60,000	—	—
Long-term debt	67,838	68,507	—	—	68,507
Subordinated debt	81,413	80,311	—	—	80,311
Accrued interest payable	2,595	2,595	444	6	2,145

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

16. Subsequent Event

On November 9, 2026, the Bank entered into a construction contract for the renovation of the current corporate office and Main branch and the construction of a new corporate office in downtown Ephrata, Pennsylvania. The contract sum for the construction project is $26,148,000. The contract is expected to be completed in approximately 26 months. Once completed, depreciation will commence over the assets estimated useful lives.

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

Results of Operations

Overview

The Corporation recorded net income of $6,913,000 for the three-month period ended September 30, 2026, a $994,000, or 16.8% increase over the three months ended September 30, 2025. Net income for the nine-month period was $16,641,000, a $596,000, or 3.7% increase over earnings in the nine-month period ended September 30, 2025. Basic and diluted earnings per share of common stock were $1.21 for the three months ended September 30, 2026, compared to $1.04 for the same period in 2025, and for the year-to-date period, basic and diluted earnings per share of common stock were $2.92, compared to $2.83 in 2025, or a 3.1% increase over the comparable nine-month period in the previous year.

On February 1, 2026, the Corporation completed its acquisition of Cecil Bancorp, Inc. (“Cecil”) and its wholly-owned subsidiary, Cecil Bank, which impacted the Corporation’s balance sheet and results of operations for the three and nine months ended September 30, 2026 in comparison to the prior year, as it included eight months of their activities. The fair value of net assets acquired totaled $24,617,000, including gross loans of $147,400,000 and deposits of $186,384,000. Included in net income was $6,000 and $3,032,000 of merger and conversion-related expenses, net of taxes, for the three and nine months ended September 30, 2026. Adjusted net income (a non-GAAP measure, see separate “Supplemental Reporting of Non-GAAP Measures”) excluding merger and conversion-related charges, was $6,919,000 and $19,673,000, for the three and nine months ended September 30, 2026. Adjusted diluted earnings per share (a non-GAAP measure), excluding merger and conversion-related charges, were $1.21 and $3.45 for the three and nine months ended September 30, 2026. See supplemental discussion of non-GAAP financial measures.

The Corporation’s net interest income (NII) increased by $4,078,000, or 22.4%, and $9,353,000, or 17.8%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Interest and fees on loans increased by $4,858,000, or 23.5%, and $12,328,000, or 20.6%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, and was favorably impacted by the addition of Cecil’s loans. Interest income on securities available for sale decreased by $1,007,000, or 17.4%, and $2,786,000, or 16.2%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to lower rates earned on securities as well as lower average balances. Interest expense on deposits declined $1,013,000, or 14.5%, and $1,831,000, or 8.8%, for the three and nine months ended September 30, 2026 despite the addition of Cecil’s deposits, due to lower market interest rates and management’s strategy to lower the cost of funds, including pricing decisions and calling certain brokered deposits. Interest expense on borrowings increased by $607,000, or 33.0%, and $1,714,000, or 30.6%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, principally due to higher levels of subordinated debt, with newly issued subordinated debt to support the Cecil acquisition at a higher rate than previous issuances and a higher level of borrowings needed to fund loan growth.

The Corporation recorded a release of provision for credit losses of $374,000 in the third quarter of 2026, compared to provision expense of $20,000 for the third quarter of 2025. For the year-to-date period, provision release was $858,000, compared to provision expense of $632,000 for the nine months ended September 30, 2025. The provision release recorded in 2026 was primarily related to favorable loan workouts, declines in criticized loans, improvements in the economic outlook, and lowering expected usage of off-balance sheet commitments. The allowance as a percentage of total loans was 1.04% as of September 30, 2026, 1.11% at December 31, 2025, and 1.12% as of September 30, 2025.

Other income increased by $134,000, or 3.2%, and $1,670,000, or 15.0%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. The primary reasons for the increases were related to increased trust and investment services income and increased service fees due to additional customers and accounts from the Cecil acquisition. In addition, 2025’s year-to-date income was negatively impacted by losses on security transactions due to strategic sales of investment securities to fund higher yielding loan growth.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Total operating expenses increased by $3,357,000, or 22.3%, and $11,667,000, or 26.9%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The primary driver of higher operating expenses were merger and conversion costs of $5,000 and $3,722,000 for the three and nine months ended September 30, 2026, which included severance payments, conversion of Cecil’s operating systems to a unified system, and professional fees to complete the Cecil acquisition. Operating expenses also increased due to salary and benefit costs from additional staff including those for the Bank’s four new branches from the Cecil acquisition, annual merit increases, and higher health insurance costs. Several other categories of expenses increased from the prior year, including occupancy and equipment, computer software and data processing costs, and professional services, with the Cecil acquisition contributing to the increases.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Return on Average Assets	1.14%	1.06%	0.93%	0.97%
Return on Average Equity	15.89%	16.60%	13.25%	15.66%

The lower performance ratios for return on average assets and return on average equity were impacted by $3,032,000 of merger and conversion-related expenses, net of taxes, for the nine months ended September 30, 2026 compared to the prior year. Return on average equity ratios were impacted in 2026 due to higher levels of average stockholders’ equity from retained earnings offset by lower levels of accumulated other comprehensive losses.

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for credit losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income (NII)

NII represents the largest portion of the Corporation’s operating income, which consists of NII and non-interest income, and represents 81% - 84% of the total for all periods presented in 2026 and 2025. The overall performance of the Corporation is highly dependent on interest rates and the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis, assuming a 21% tax rate. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income which is not presented on an FTE basis. The amount of FTE adjustment totaled $145,000 and $431,000 for the three and nine months ended September 30, 2026, compared to $104,000 and $301,000 for the same periods in 2025.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Total interest income	30,737	27,065	88,282	79,046
Total interest expense	8,440	8,846	26,275	26,392

Net interest income	22,297	18,219	62,007	52,654
Tax equivalent adjustment	145	104	431	301

Net interest income (fully taxable equivalent)	22,442	18,323	62,438	52,955

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest-earning assets and paid on interest-bearing liabilities.
•	The average balance of interest-earning assets and interest-bearing liabilities

In 2026, the interest rate environment was lower than in the prior year, with the average federal funds rate being approximately 67 basis points lower in the first nine months of 2026 compared to 2025. However, the longer end of the yield curve has seen increases recently, with the average 7-year U.S. Treasury rate increasing from 4.00% for the three months ended September 30, 2025 to 4.62% for the same period in 2026, and 4.25% in the second quarter of 2026.

NII on a fully taxable equivalent basis increased $4,119,000, from $18,323,000 for the three months ended September 30, 2025 to $22,442,000 for the same period in 2026. On a year-to-date basis, NII on fully taxable equivalent basis increased $9,483,000 and totaled $62,438,000 for the nine months ended September 30, 2026 compared to the same period in the prior year. The increases in 2026 were primarily due to the combination of higher average balances and higher rates earned on loans, combined with lower rates paid on interest-bearing liabilities. Additionally, interest income of $724,000 was recognized during the third quarter of 2026 on a lending relationship that was previously in nonaccrual status and paid off.

During the three and nine months ended September 30, 2026, interest income on a taxable equivalent basis increased by $3,713,000 and $9,366,000, as both average balances and rates earned increased on loans. The acquisition of Cecil and a shift in asset mix to a greater percentage of loans to total interest earning assets contributed to the increase in interest income. Contributing to the increase in the yields earned on loans was continued movement from lower yielding residential mortgages to higher yielding business and agricultural loans. Interest expense decreased $406,000 and $117,000 for the three and nine months ended September 30, 2026 due primarily to lower rates paid on interest-bearing deposits, partially offset by higher average balances. The acquisition of Cecil contributed to the growth in average deposits, while total borrowings increased as a result of funding the purchase price of Cecil, coupled with funding needed for asset growth.

As a result of the higher interest earning assets, and shift within the portfolio, combined with discipline managing the cost of funds, the Corporation’s net interest margin increased to 3.86% and 3.61% for the three and nine months ended September 30, 2026, compared to 3.38% and 3.28% for the same periods in 2025. The $724,000 in interest income recognized on the nonaccrual relationship improved the margin by 13 and 4 basis points for the three and nine months ended September 30, 2026.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table provides an analysis of year-to-date changes in NII on an FTE basis by distinguishing the changes that were a result of average balance fluctuations and those that were a result of interest rate fluctuations (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(63)	(107)	(170)	(122)	(199)	(321)

Securities available for sale:
Taxable	(458)	(564)	(1,022)	(1,249)	(1,555)	(2,804)
Tax-exempt	(74)	107	33	(90)	161	71
Total securities	(532)	(457)	(989)	(1,339)	(1,394)	(2,733)

Loans	3,188	1,670	4,858	8,456	3,887	12,343
Regulatory stock	27	(13)	14	41	36	77

Total interest income	2,620	1,093	3,713	7,036	2,330	9,366

INTEREST EXPENSE

Deposits:
Demand deposits	1,063	(1,074)	(11)	638	(1,168)	(530)
Savings deposits	38	(70)	(32)	24	(85)	(61)
Time deposits	(243)	(727)	(970)	548	(1,788)	(1,240)
Total deposits	858	(1,871)	(1,013)	1,210	(3,041)	(1,831)

Borrowings:
Short-term borrowings	259	(7)	252	489	(30)	459
Long-term debt	(364)	167	(197)	(731)	202	(529)
Subordinated debt	322	230	552	1,097	687	1,784
Total borrowings	217	390	607	855	859	1,714

Total interest expense	1,075	(1,481)	(406)	2,065	(2,182)	(117)

NET INTEREST INCOME	1,545	2,574	4,119	4,971	4,512	9,483

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following tables for the three and nine months ended September 30, 2026 and 2025 show a more detailed analysis of NII on an FTE basis with major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest-bearing liabilities (dollars in thousands):

	For the Three Months Ended September 30,
	2026			2025
			(c)			(c)
	Average	(c)	Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	27,024	72	1.05	40,340	242	2.38

Securities available for sale:
Taxable	454,957	4,235	3.72	500,930	5,257	4.20
Tax-exempt	135,754	699	2.06	138,433	666	1.92
Total securities (d)	590,711	4,934	3.34	639,363	5,923	3.70

Loans (a)	1,692,501	25,615	6.04	1,477,344	20,757	5.62

Regulatory stock	11,593	261	9.01	10,872	247	9.08

Total interest earning assets	2,321,829	30,882	5.31	2,167,919	27,169	5.01

Non-interest earning assets (d)	76,953			47,309

Total assets	2,398,782			2,215,228

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	591,523	2,749	1.84	537,518	2,760	2.04
Savings deposits	311,239	39	0.05	285,973	71	0.10
Time deposits	417,340	3,204	3.05	444,414	4,174	3.73
Total deposits	1,320,102	5,992	1.80	1,267,905	7,005	2.19
Borrowings:
Short-term borrowings	84,694	868	4.07	60,000	616	4.07
Long-term debt	50,632	540	4.23	71,703	737	4.08
Subordinated debt	61,566	1,040	6.76	39,816	488	4.86
Total borrowings	196,892	2,448	4.95	171,519	1,841	4.26
Total interest bearing liabilities	1,516,994	8,440	2.21	1,439,424	8,846	2.44

Non-interest bearing liabilities:

Demand deposits	696,320			620,461
Other	12,853			13,903

Total liabilities	2,226,167			2,073,788

Stockholders' equity	172,615			141,440

Total liabilities & stockholders' equity	2,398,782			2,215,228

Net interest income (FTE)		22,442			18,323

Net interest spread (b)			3.10			2.57
Effect of non-interest bearing deposits			0.76			0.81
Net yield on interest earning assets (c)			3.86			3.38

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	For the Nine Months Ended September 30,
	2026			2025
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	37,645	546	1.94	44,548	867	2.60

Securities available for sale:
Taxable	464,698	12,801	3.67	507,291	15,605	4.10
Tax-exempt	136,414	2,103	2.06	140,622	2,032	1.93
Total securities (d)	601,112	14,904	3.31	647,913	17,637	3.63

Loans (a)	1,655,971	72,512	5.85	1,456,558	60,169	5.51

Regulatory stock	11,526	751	8.69	10,881	674	8.26

Total interest earning assets	2,306,254	88,713	5.13	2,159,900	79,347	4.90

Non-interest earning assets (d)	76,430			44,154

Total assets	2,382,684			2,204,054

LIABILITIES &
STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	569,912	7,682	1.80	540,283	8,212	2.03
Savings deposits	308,081	152	0.07	285,834	213	0.10
Time deposits	445,228	11,126	3.34	432,646	12,366	3.82
Total deposits	1,323,221	18,960	1.92	1,258,763	20,791	2.21
Borrowings:
Short-term borrowings	75,690	2,311	4.08	60,072	1,852	4.12
Long-term debt	55,482	1,757	4.23	76,413	2,286	4.00
Subordinated debt	63,850	3,247	6.78	39,777	1,463	4.92
Total borrowings	195,022	7,315	5.01	176,262	5,601	4.25
Total interest bearing liabilities	1,518,243	26,275	2.31	1,435,025	26,392	2.46

Non-interest bearing liabilities:

Demand deposits	683,177			618,657
Other	13,351			13,371

Total liabilities	2,214,771			2,067,053

Stockholders' equity	167,913			137,001

Total liabilities & stockholders' equity	2,382,684			2,204,054

Net interest income (FTE)		62,438			52,955

Net interest spread (b)			2.82			2.44
Effect of non-interest bearing deposits			0.79			0.84
Net yield on interest earning assets (c)			3.61			3.28

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s average balances on securities decreased by $48,652,000, or 7.6%, for the three months ended September 30, 2026, and $46,801,000, or 7.2%, for the nine months ended September 30, 2026 compared to the same periods in 2025. The tax equivalent yield on investments decreased by 36 basis points for the quarter-to-date and 32 basis points for the year-to-date period when comparing both years. Interest income on securities decreased by $989,000, or 16.7%, and $2,733,000, or 15.5%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. The majority of the securities acquired from Cecil were sold shortly after acquisition date and provided little in average balances for the periods presented. The declines in rate earned on securities is the result of certain variable rate securities repricing downward and the scheduled repayments of principal primarily from the higher yielding mortgage and asset backed obligations.

Average balances on loans increased by $215,157,000, or 14.6%, for the three months ended September 30, 2026, and $199,413,000, or 13.7%, for the nine months ended September 30, 2026, compared to the same periods in the prior year. In addition to the $147,400,000 in loans acquired in the Cecil acquisition on February 1, 2026, strong loan production experienced in 2025 and 2026 benefited average balances in the current year. Loan yields increased by 42 basis points for the third quarter of 2026 and 34 basis points for the year-to-date period primarily as the result of loans repricing higher, portfolio composition shifting from lower yielding mortgage loans to higher yielding loan types, Cecil loans that were marked to fair value, and the collection of nonaccrual interest which enhanced the overall yield of the loan portfolio. Interest income on loans increased by $4,858,000, or 23.4%, and $12,343,000, or 20.5%, for the three and nine months ended September 30, 2026 as a result of increased loan balances, higher yields earned and recognition of nonaccrual interest.

The average balance of interest-bearing deposit accounts increased by $52,197,000, or 4.1%, and $64,458,000, or 5.1%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. Growth was experienced in all deposit types, principally due to $186,384,000 in deposits acquired in the Cecil acquisition on February 1, 2026. Despite the growth in average deposit balances, interest expense declined by $1,013,000 and $1,831,000 for the three and nine months ended September 30, 2026 compared to the same periods in the prior year. The lower expense was the result of discipline in managing the cost of funds, including less reliance on higher costing brokered time deposits. Brokered deposits averaged $93,236,000 and $63,093,000 less in the three and nine months ended September 30, 2026 compared to 2025. These brokered deposits which were used to fund the Corporation’s leverage strategy with derivatives were called, as cheaper funds became available. The rate paid on interest bearing deposits declined by 39 and 29 basis points for the three and nine months ended September 30, 2026.

The Corporation’s average balance on borrowed funds increased by $25,373,000, or 14.8%, for the three months ended September 30, 2026, and $18,760,000, or 10.6%, for the nine months ended September 30, 2026, compared to the same periods in 2025. In December 2025, the Corporation issued $42,500,000 in subordinated debt that was used to partially fund the acquisition of Cecil, as well as allowing for the repayment in February 2026 of the Corporation’s 2020 subordinated debt issuance that totaled $20,000,000 and had converted to a floating rate of interest. The interest rate on the newly issued subordinated debt was greater than the interest rate of the amount paid off, resulting in a higher cost for subordinated debt in 2026 compared to 2025. Scheduled repayments of long-term debt in 2025 and 2026 were replaced with either short-term borrowings or deposits and resulted in average balances declining by $21,071,000 and $20,931,000 for the three and nine months ended September 30, 2026 compared to the same periods in the prior year. Total interest expense on borrowings increased $607,000 and $1,714,000 for the three and nine months ended September 30, 2026 compared to the corresponding periods in the prior year as a result of the higher costing additional subordinated debt.

For the three months ended September 30, 2026, the net interest spread increased by 53 basis points to 3.10%, compared to 2.57% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the net interest spread increased by 38 basis points to 2.82%, compared to 2.44% for the nine months ended September 30, 2025. The effect of noninterest-bearing funds decreased to 76 basis points for the three months ended September 30, 2026, from 81 basis points for the three months ended September 30, 2025, and decreased to 79 basis points from 84 basis points for the nine months ended September 30, 2026, compared to the same periods in 2025. The effect of noninterest-bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of noninterest-bearing deposits increases because there is greater difference between non-interest-bearing funds and interest-bearing liabilities. The Corporation’s NIM for the third quarter of 2026 was 3.86%, compared to 3.38% for the third quarter of 2025. For the year-to-date period, the Corporation’s net interest margin (NIM) was 3.61%, compared to 3.28% for the same period in 2025.

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

The Corporation recorded a provision release of $374,000 for the three months ended September 30, 2026 consisting of a provision release related to loans of $588,000, net of a $214,000 provision for off-balance sheet credit exposure and $0 related to available for sale securities. For the three months ended September 30, 2025, the Corporation recorded a provision for credit losses of $20,000 consisting of provision related to loans of $100,000, net of a provision release for off-balance sheet losses of $80,000 and $0 related to available for sale securities. The Corporation recorded a provision release of $858,000 for the nine months ended September 30, 2026 consisting of a provision release related to loans of $727,000, $131,000 in provision release for off-balance sheet credit exposure and $0 related to available for sale securities. For the nine months ended September 30, 2025, the Corporation recorded a provision for credit losses of $632,000 consisting of provision related to loans of $591,000, $41,000 for off-balance sheet losses and $0 related to available for sales securities. The provision release recorded for 2026 was primarily in the Business Loans and Non-Owner Occupied CRE loan portfolio segments, the result of favorable loan workouts, declines in criticized loans of 44% from December 31, 2025 to September 30, 2026, improvements in economic outlook and lowering expected usage of off-balance sheet commitments. The Corporation added $1,998,000 in allowance for credit losses with the acquisition of Cecil. As of September 30, 2026, the allowance as a percentage of total loans was 1.04%, compared to 1.11% and 1.12% at December 31, 2025 and September 30, 2025. More details are provided under Allowance for Credit Losses in the Financial Condition section that follows and Note 6. Loans and Allowance for Credit Losses included in the Notes to the Unaudited Consolidated Interim Financial Statements included in Part I, Item 1 – Financial Information of this Form 10-Q.

Other Income

Other income for the third quarter of 2026 was $4,360,000, an increase of $134,000, or 3.2%, compared to the $4,226,000 earned during the third quarter of 2025. Other income for the year-to-date period was $12,801,000, an increase of $1,670,000, or 15.0% from the year-to-date period in 2025. The following tables detail the categories that comprise other income:

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,104	826	278	33.7
Service fees	1,027	954	73	7.7
Commissions	1,204	1,036	168	16.2
Loss on sale of debt securities, net	—	—	—	—
Gain on equity securities, net	23	63	(40)	(63.5)
Gains on sale of mortgages	383	506	(123)	(24.3)
Earnings on bank owned life insurance	305	294	11	3.7
Other miscellaneous income	314	547	(233)	(42.6)
Total other income	4,360	4,226	134	3.2

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
	$	$	$	%

Trust and investment services	3,089	2,477	612	24.7
Service fees	2,950	2,415	535	22.2
Commissions	3,379	3,062	317	10.4
Loss on sale of debt securities, net	—	(307)	307	(100.0)
Gain on equity securities	70	85	(15)	(17.6)
Gains on sale of mortgages	1,331	1,336	(5)	(0.4)
Earnings on bank owned life insurance	1,013	847	166	19.6
Other miscellaneous income	969	1,216	(247)	(20.3)
Total other income	12,801	11,131	1,670	15.0

Trust and investment services income increased by $278,000, or 33.7%, for the quarter and increased $612,000, or 24.7% year-to-date due to increased estate fees, additional wealth management accounts, and favorable market conditions. Service fees increased by $73,000, or 7.7%, for the quarter and increased $535,000, or 22.2% year-to-date due primarily to additional customers and accounts from the Cecil acquisition. Commissions increased by $168,000, or 16.2%, for the quarter and increased $317,000, or 10.4% year-to-date due to increased interchange fees with additional customers. For the nine months ended September 30, 2025, the Corporation recorded $307,000 of losses on sale of debt securities as the result of strategic sales of investment securities to fund higher yielding loan growth. Mortgage gains decreased by $123,000, or 24.3%, and $5,000, or 0.4%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. This was primarily a result of slower mortgage activity as interest rates began to rise. Earnings on bank owned life insurance were higher by $11,000, or 3.7%, and $166,000, or 19.6%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. This increase in the year-to-date amount was due to death benefits received related to two former directors in 2026 in the first half of 2026. Other miscellaneous income decreased by $233,000, or 42.6%, and $247,000, or 20.3%, for the three and nine months ended September 30, 2026, compared to the prior year as a result of sales tax refunds received in the second and third quarters of 2025.

Operating Expenses

Operating expenses for the third quarter of 2026 were $18,444,000, an increase of $3,357,000, or 22.3%, compared to the $15,087,000 for the third quarter of 2025. For the year-to-date period ended September 30, 2026, operating expenses totaled $54,994,000, an increase of $11,667,000, or 26.9%, compared to the same period in 2025. The following tables detail the categories that comprise operating expenses.

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	10,249	8,955	1,294	14.5
Occupancy expenses	1,088	908	180	19.8
Equipment expenses	643	421	222	52.7
Advertising & marketing expenses	425	267	158	59.2
Computer software & data processing expenses	2,332	1,739	593	34.1
Bank shares tax	462	412	50	12.1
Professional services	2,080	912	1,168	128.1
Core deposit intangible amortization	125	—	125	100.0
Merger and conversion related expenses	5	496	(491)	(99.0)
Other operating expenses	1,035	977	58	5.9
Total Operating Expenses	18,444	15,087	3,357	22.3

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	28,968	25,592	3,376	13.2
Occupancy expenses	3,373	2,690	683	25.4
Equipment expenses	1,803	1,131	672	59.4
Advertising & marketing expenses	1,214	1,009	205	20.3
Computer software & data processing expenses	7,002	5,339	1,663	31.1
Bank shares tax	1,376	1,155	221	19.1
Professional services	4,116	2,566	1,550	60.4
Core deposit intangible amortization	333	—	333	100.0
Merger and conversion related expenses	3,722	496	3,226	650.4
Other operating expenses	3,087	3,349	(262)	(7.8)
Total Operating Expenses	54,994	43,327	11,667	26.9

The acquisition of Cecil led to increased operating expenses as four additional branches in Cecil County, Maryland, were added to the Corporation’s retail network and incremental costs of maintaining two operating systems were required following the acquisition. The acquisition of Cecil also resulted in merger and conversion related expenses of $5,000 and $3,722,000 for the three and nine months ended September 30, 2026, as the Corporation incurred professional services to complete the merger and employee severance payments were processed. In late June 2026, the Corporation completed the conversion of the former Cecil operating system to a unified platform which should eliminate redundant expenses in future periods. Merger-related expenses totaled $496,000 for the three and nine months ended September 30, 2025.

Salaries and employee benefits are the largest category of operating expenses. For the third quarter of 2026, salaries and benefits increased $1,294,000, or 14.5%, and for the nine months ended September 30, 2026, salaries and benefits increased $3,376,000, or 13.2%, compared to the same periods in 2025. Staffing four additional branches in Cecil County, merit increases, incentive accruals, and higher medical insurance costs contributed to the increase. Occupancy and equipment costs were higher by a combined total of $402,000, or 30.2%, and $1,355,000, or 35.5%, for the three and nine months ended September 30, 2026, compared to the prior year as a result of costs associated with the four new office locations and higher equipment costs related to the acquisition of Cecil. Advertising and marketing expenses were higher by $158,000, or 59.2%, and $205,000, or 20.3%, for the three and nine months ended September 30, 2026, compared to the prior year. This increase was primarily related to advertising and media production costs as the Corporation continues to pursue marketing opportunities in the communities it serves, including the recently entered Cecil County market. Computer software and data processing expenses increased by $593,000, or 34.1%, and $1,663,000, or 31.1%, for the three and nine months ended September 30, 2026, compared to the same periods in the previous year due to the evolution of enhanced products and services to meet customers’ needs and increased transaction volumes. Additionally, in the year-to-date period, two operating systems were maintained for the first five months after acquisition of Cecil, until systems conversion at the end of June 2026. Shares tax expense is based on the Corporation’s level of shareholders’ equity and has increased $50,000, or 12.1%, and $221,000, or 19.1%, for the three and nine months ended September 30, 2026 due to growth in the Bank’s shareholder’s equity. Professional services costs increased by $1,168,000, or 128.1%, and $1,550,000, or 60.4%, for the quarter and year-to-date periods. The increase is primarily related to services performed by consultants to assist with negotiating favorable long-term contracts with two outside services providers.

Income Taxes

Federal and state income tax expense was $1,674,000 and $1,419,000 for the three months ended September 30, 2026 and 2025, resulting in an effective tax rate of 19.5% and 19.3%. For the nine months ended September 30, 2026 and 2025, income tax expense was $4,031,000 and $3,781,000 for an effective tax rate of 19.5% and 19.1%. Generally, the Corporation’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt investment securities and loans, and income from life insurance policies, partially offset by disallowed interest expense, state income taxes, and non-deductible acquisition related expenses. The increase in the year-to-date effective rate is due to state tax expense with the acquisition of Cecil and doing business in Maryland, and non-deductible acquisition-related expenses.

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

A portion of our liquidity consists of cash equivalents and borrowings. At September 30, 2026, cash and equivalents amounted to $30,525,000, compared to $60,573,000 at December 31, 2025, and $48,400,000 at September 30, 2025. Our primary sources of cash are principal repayments of loans, mortgage-backed and asset-backed securities, proceeds from the calls, maturities and sales of investment securities, and increases in deposit accounts. As of September 30, 2026, the Corporation had outstanding borrowings from the FRB Discount Window of $51,500,000, the FHLB of $109,697,000 and the subordinated debt of $61,597,000.

At September 30, 2026, the Corporation had $677,488,000 in outstanding loan commitments, which included $85,735,000 in firm loan commitments, $567,247,000 in unused lines of credit, and open letters of credit of $24,506,000. Certificates of deposit due within one year totaled $361,599,000, or 89% of certificates of deposit. The Corporation believes, based on past experience, that a significant portion of certificates of deposit will remain at the Corporation upon maturity and ample liquidity exists outside of these funds. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $23,624,000 for the nine months ended September 30, 2026 and $20,387,000 for the nine months ended September 30, 2025. Net cash provided by investing activities was $1,196,000 for the nine months ended September 30, 2026, reflecting the liquidation of the Cecil securities in 2026 and other security activity primarily offset by net increase in loans. Cash used for investing activities was $19,817,000 for the nine months ended September 30, 2025. Cash used for financing activities amounted to $54,868,000 and $21,079,000 for nine months ended September 30, 2026 and 2025. Financing activities in 2026 were influenced by the repayment of subordinated debt and brokered deposits, primarily offset by additional short-term borrowings and growth in demand and savings accounts.

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of September 30, 2026, the Corporation had $535,180,000 debt and equity securities, compared to $588,949,000 at December 31, 2025, and $599,943,000 at September 30, 2025. Proceeds from sales, calls and maturities were primarily used to fund loan growth during the year. Additional unrealized losses of $26,158,000 were also recognized during the nine months ended September 30, 2026.

In the third quarter of 2024, the Corporation adopted an investment strategy to add approximately $200,000,000 of investments, both agency and non-agency collateralized mortgage obligations consistent with investment policy credit quality parameters, in order to protect interest income in a rising rate environment. The goal of this strategy was to reduce the interest rate risk that management believes was necessary to address the Corporation’s long-term fixed rate assets. The Corporation paired the investments with off-balance sheet pay-fixed interest rate swaps to mitigate the identified rates-up risk. The leverage strategy was funded initially by callable brokered certificates of deposit and a small portion of short-term FHLB borrowings. The funding was chosen to allow for maximum flexibility to protect against rates-down risk. With this strategy, the Corporation had the ability to call the brokered CDs and replace them at lower market rates or unwind the swaps and offset with gains on the investments. At September 30, 2026, the brokered CDs initially used to fund the strategy have all been called and paid off. Pay downs on the original securities have resulted in the remaining book balance of $171,221,000 at September 30, 2026.

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

Cecil had securities with a fair value of $19,030,000 as of February 1, 2026, the date of the Cecil acquisition. The Corporation evaluated these securities in connection with its overall balance sheet and investment strategy of all net assets acquired and elected to sell $17,843,000 of these securities shortly after closing of the transaction.

The Corporation’s U.S. Treasury sector and U.S. government agency sectors stayed relatively flat since December 31, 2025. U.S. Treasuries represent a safe credit at a market appropriate yield which added some diversity to the portfolio. These bonds pay monthly principal and interest, and the Corporation has invested into this sector in conjunction with the investment strategy discussed above. The Corporation began investing in non-agency MBS and CMO instruments in 2022 as a way to achieve a higher yield with bonds that are well protected from a credit standpoint. As of September 30, 2026, this sector’s fair value balances stood at $126,843,000, a decrease of $16,668,000 since December 31, 2025 due to monthly paydowns and additional unrealized losses on the portfolio. There were no concentrations of issuers greater than 10% of the securities portfolio.

The Corporation’s asset-backed securities (ABS) decreased since December 31, 2025, by $4,793,000, or 9.4%. ABS are floating rate student loan pools which are instruments that perform well in a rates-up environment and partially offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. Management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of state and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities. They carry the longest duration on average of any instrument in the securities portfolio. These instruments also experience significant fair market value gains and losses when interest rates fluctuate, and currently the yield on the portfolio has resulted in unrealized losses. The municipal bond sector decreased by $14,809,000 in the first nine months of 2026 primarily due to additional unrealized losses on the portfolio with the rise in interest rates. Municipal bonds represented 29.9% of the debt securities portfolio as of September 30, 2026, compared to 29.7% as of December 31, 2025. The largest geographical concentrations as of September 30, 2026 were obligations of states and political subdivisions located in the states of Pennsylvania and California.

As of September 30, 2026, the Corporation’s corporate bonds decreased by $2,325,000 or 5.2%, from balances at December 31, 2025. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a higher level of credit risk should the entity experience financial difficulties. Certain corporate bonds were called during the year and is the primary reason for the decline in the portfolio.

The following table presents investment securities at September 30, 2026 by expected maturity, including scheduled repayments, and the weighted average yield for each maturity presented. Actual maturities may differ from expected maturities because of differences in assumptions on prepayment or call options embedded in the securities. The yields presented are calculated using tax-equivalent interest and the amortized cost (dollars in thousands).

ENB FINANCIAL CORP
Management’s Discussion and Analysis

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. Treasuries	—	—	14,947	1.40	—	—	—	—	14,947	1.40
U.S. government agencies	16,400	0.79	—	—	—	—	—	—	16,400	0.79
U.S. agency mortgage-backed securities	94	2.25	27,017	2.78	4,958	2.63	251	2.97	32,320	2.76
U.S. agency collateralized mortgage obligations	751	3.29	15,279	1.91	83,244	4.71	—	—	99,274	4.27
Non Agency MBS/CMO	4,607	4.86	26,048	5.60	88,430	4.65	17,835	4.32	136,920	4.79
Asset-backed securities	1,672	4.91	28,652	4.58	16,102	4.52	—	—	46,426	4.57
Corporate bonds	16,573	1.98	19,020	3.00	8,750	4.11	—	—	44,343	2.84
Obligations of states and political subdivisions	1,000	2.75	17,024	2.00	45,834	2.40	125,318	1.98	189,176	2.09

Total securities available for sale	41,097	1.99	147,987	3.33	247,318	4.19	143,404	2.27	579,806	3.34

Loans

Net loans outstanding increased by 15.2% to $1,688,434,000 at September 30, 2026 from $1,465,638,000 at September 30, 2025. Net loans increased by 12.6%, from $1,498,859,000 at December 31, 2025. The following table shows the composition of the loan portfolio as of September 30, 2026, December 31, 2025, and September 30, 2025 (in thousands):

	September 30,		December 31,		September 30,
	2026		2025		2025
	$	%	$	%	$	%

Agriculture	347,281	20.4	317,957	21.0	299,493	20.2
Business Loans	494,607	28.9	394,558	26.2	367,521	24.8
Consumer	69,562	4.1	5,703	0.4	5,983	0.4
Home Equity	161,483	9.5	141,369	9.3	139,673	9.4
Non-Owner Occupied CRE	176,683	10.4	169,584	11.2	171,386	11.6
Residential Real Estate (a)	454,359	26.7	484,337	31.9	496,123	33.5

Total loans	1,703,975	100.0	1,513,508	100.0	1,480,179	99.9
Less:
Deferred loan costs, net	2,177		2,237		2,096
Allowance for credit losses	(17,718)		(16,886)		(16,637)
Total net loans	1,688,434		1,498,859		1,465,638

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $394,240 as of September 30, 2026, $376,287 as of December 31, 2025, and $368,100 at September 30, 2025.

The growth in the loan portfolio since December 31, 2025, was primarily the result of loans acquired from Cecil of $147,400,000, primarily in the business and consumer loan segments. The September 30, 2026, loan portfolio increased $222,796,000 from September 30, 2025. In addition to the loans acquired from Cecil, strong sales efforts led to increased balances across most categories of loans. The Corporation focuses on managed loan growth while maintaining quality of credit standards. The residential real estate segment has declined as management has chosen to reduce the number of mortgage loans in its portfolios due to their long maturity dates and elevated interest rate risk. As of September 30, 2026, adjustable-rate mortgage balances were $299,615,000, representing 66% of the 1-4 family residential loan portfolio of the Corporation.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-Performing Assets

The following table presents the Corporation’s non-performing assets at September 30, 2026, December 31, 2025, and September 30, 2025 (in thousands):

	September 30,	December 31,	September 30,
	2026	2025	2025
	$	$	$

Nonaccrual loans	10,478	9,336	9,857
Loans past due 90 days or more and still accruing	—	—	—
Total non-performing loans	10,478	9,336	9,857

Other real estate owned	759	—	—
Foreclosed assets	—	—	—
Total non-performing assets	11,237	9,336	9,857

Non-performing assets to net loans	0.67%	0.62%	0.67%

The total balance of non-performing assets increased by $1,380,000, or 14.0%, over balances at September 30, 2025, and increased $1,901,000, or 20.4%, from balances at December 31, 2025. The increase over the September 30, 2025 and December 31, 2025 balance was primarily due to the addition of $3,914,000 in agricultural loans to nonaccrual status, the addition of $996,000 in nonaccrual loans from the Cecil Acquisition, partially offset by the payoff of a $3,452,000 nonaccrual relationship.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio for the three months ended September 30, 2026 and 2025 (in thousands):

	September 30,
	2026	2025
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	21	—
Consumer Loans	257	11
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total loans charged-off	278	11

Recoveries of loans previously charged-off
Agriculture	—	—
Business Loans	25	2
Consumer Loans	107	3
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	132	5

Net charge-offs (recoveries)
Agriculture	—	—
Business Loans	(4)	(2)
Consumer Loans	150	8
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total net charge-offs	146	6

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Net Charge-Off table below shows the net charge-offs for each segment of the Corporation’s loan portfolio for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30,
	2026	2025
	$	$

Loans charged-off:
Agriculture	—	—
Business Loans	373	—
Consumer Loans	306	45
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total loans charged-off	679	132

Recoveries of loans previously charged-off
Agriculture	—	25
Business Loans	124	5
Consumer Loans	116	26
Home Equity	—	—
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	—
Total recoveries	240	56

Net charge-offs (recoveries)
Agriculture	—	(25)
Business Loans	249	(5)
Consumer Loans	190	19
Home Equity	—	3
Non-Owner Occupied CRE	—	—
Residential Real Estate	—	84
Total net charge-offs	439	76

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

The Corporation’s level of classified loans, including rated commercial loans and nonperforming consumer loans, was $21,798,000 at September 30, 2026, compared to $37,070,000 at December 31, 2025 and $37,129,000 at September 30, 2025. Total classified loans have decreased from December 31, 2025 due to the paydown or payoff of several classified loans that reduced or eliminated their loan balances.

Deposits

The Corporation’s total ending deposits at September 30, 2026 increased by $120,677,000 or 6.4%, from December 31, 2025 and by $109,289,000, or 5.8%, from September 30, 2025. Customer deposits are the Corporation’s primary source of funding for loans and securities. The growth in each category of deposits was primarily the result of the $186,384,000 of deposits that were acquired in the acquisition of Cecil. There were no brokered CDs at September 30, 2026, a decrease of $68,042,000 from December 31, 2025 and $90,472,000 from September 30, 2025. The Corporation used other funding sources to call the higher costing brokered deposits, to assist in managing the Corporation’s cost of funds.

As of September 30, 2026 and December 31, 2025, the total uninsured deposits of the Corporation were approximately $233,012,000 and $258,136,000, or 11.7% and 13.8%, of total deposits. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Deposits by major classification table, shown below, provides the balances of each category for September 30, 2026, December 31, 2025, and September 30, 2025 (in thousands):

	September 30	December 31,	September 30
	2026	2025	2025
	$	$	$

Non-interest bearing demand	682,707	649,090	623,270
Interest bearing demand	424,941	375,938	375,477
Money market deposit accounts	173,349	162,715	157,048
Savings accounts	308,448	283,207	284,230
Time deposits	404,593	402,411	444,724
Total deposits	1,994,038	1,873,361	1,884,749

The growth and mix of deposits is often driven by several factors including:

•	Acquisition of other banks
•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Appetite for brokered deposits
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Borrowings

Total borrowings were $222,794,000, $209,251,000, and $170,658,000 as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. Short-term borrowings at September 30, 2026 include $51,500,000 in borrowings from the Federal Reserve Bank’s discount window to assist with liquidity needs. Short-term borrowings with the Federal Home Loan Bank (FHLB) were $60,000,000 as of September 30, 2026, December 31, 2025, and September 30, 2025. Long-term borrowings with the Federal Home Loan Bank (FHLB) decreased to $49,697,000 at September 30, 2026 from $67,838,000 at December 31, 2025. These borrowings are used as a secondary source of funding and to assist with managing interest rate risk. As of September 30, 2026, all the borrowings of FHLB were fixed-rate loans. The Corporation continues to be well under the FHLB maximum borrowing capacity which is $808,335,000 as of September 30, 2026.

In addition to the long-term advances funded through the FHLB, the Corporation has completed three separate subordinated debt offerings in 2020, 2022 and 2025. Total subordinated debt outstanding at September 30, 2026 and December 31, 2025 was $61,597,000 and $81,413,000. The purpose of the subordinated debt offerings was to fund Bank growth, as the proceeds raised are considered Tier 2 capital for the Corporation, and portions of the cash proceeds were contributed as Tier 1 capital to the Bank. Each of the notes has a fixed rate of interest for the first five years and then converts to a floating rate of interest for the last five years. After the fixed rate period, the Corporation can redeem the notes at par. In December 2025, the Corporation issued new subordinated debt with proceeds, net of costs, totaling $41,500,000. The proceeds from the notes were to partially fund the acquisition of Cecil, and to redeem the entire 2020 issuance of $20,000,000, which had converted to a floating rate of interest higher than its initial fixed rate. The 2020 issuance was redeemed in the first quarter of 2026.

Stockholders’ Equity

Total stockholders’ equity increased $1,170,000 from $161,054,000 at December 31, 2025 to $162,224,000 at September 30, 2026. The primary drivers for the increase in stockholders’ equity were net income of $16,641,000 less dividends paid of $3,080,000, and a net increase in accumulated other comprehensive loss, net of tax, of $13,145,000 for the nine months ended September 30, 2026. Market conditions, primarily increases in long-term interest rates, led to additional unrealized losses on securities available for sale.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2026	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	N/A	N/A
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.5%	N/A	N/A
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.5%	N/A	N/A
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.9%	N/A	N/A
Bank	10.1%	4.0%	5.0%

As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	17.8%	N/A	N/A
Bank	15.0%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	11.5%	N/A	N/A
Bank	13.9%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	8.1%	N/A	N/A
Bank	9.8%	4.0%	5.0%

As of September 30, 2025
Total Capital to Risk-Weighted Assets
Consolidated	15.1%	N/A	N/A
Bank	14.9%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.4%	N/A	N/A
Bank	13.8%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	11.4%	N/A	N/A
Bank	13.8%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	7.9%	N/A	N/A
Bank	9.5%	4.0%	5.0%

As of September 30, 2026, the Bank’s Tier 1 Leverage Ratio stood at 10.1% while the Corporation’s Tier 1 Leverage Ratio was 7.9%. On February 1, 2026, the Corporation completed its acquisition of Cecil Bancorp, Inc. in an all-cash transaction. The additional average assets and risk-weighted assets that Cecil contributed to combined assets impacted the Corporation and Bank’s capital ratios as no additional capital was issued in connection with the transaction. Additionally, intangible assets including goodwill and core deposit intangible, combined with net operating loss carryforwards are not eligible to be included in regulatory capital. Further, the decline in the Corporation’s Total capital to risk weighted asset ratio from December 31, 2025 is attributable to the payoff of $20,000,000 in subordinated debt in the first quarter of 2026, which was treated as Tier 2 capital at December 31, 2025.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2026 (dollars in thousands):

	September 30	December 31,
	2026	2025
	$	$
Commitments to extend credit:
Revolving home equity	306,928	283,905
1-4 family residential construction loans	12,145	14,859
Commercial real estate, other construction and land development loans	73,590	53,286
Commercial and industrial loans	121,190	101,425
Other	139,129	122,455
Standby letters of credit	24,506	27,104

Total	677,488	603,034

In November 2026, Corporation entered into a construction contract for the renovation of the current corporate office and Main branch and the construction of a new corporate office. The contract sum for the construction project is $26,148,000 and is estimated to be completed in 26 months.

Supplemental Reporting of Non-GAAP measures

Management believes providing certain “non-GAAP” financial information will assist readers in their understanding of the effect on recent financial results from non-recurring charges and the impact of intangible assets on our book value per share that resulted from our recent acquisition of Cecil.

Tangible book value per common share and the impact of the merger and conversion-related expenses on net income and associated ratios, as used by the Corporation in this supplemental reporting presentation, are determined by methods other than those in accordance with generally accepted accounting principles (“GAAP”). While the Corporation’s management believes this information is a useful supplement to the GAAP-based measures reported, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure (dollars in thousands, except per share data):

	September 30,	December 31,
	2026	2025
	$	$
Tangible Book Value per Common Share
Stockholders' equity (most directly comparable GAAP-based measure)	162,224	161,054
Less: Goodwill	6,712	—
Core deposit intangible	2,413	—
Related tax effect	(551)	—
Total	8,574	—
Tangible common equity (non-GAAP)	153,650	161,054

Common shares outstanding	5,723	5,693

Book value per share (most directly comparable GAAP-based measure)	28.35	28.29
Intangible assets per share	1.50	—
Tangible book value per share (non-GAAP)	26.85	28.29

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	$	$	$	$
Adjusted Net Income and Adjusted Diluted Earnings Per Share
Net income (most directly comparable GAAP-based measure)	6,913	5,919	16,641	16,045
Plus: Merger and conversion related expenses	5	496	3,722	496
Less: Related tax effect	1	(104)	(690)	(104)
Adjusted net income (non-GAAP)	6,919	6,311	19,673	16,437

Weighted average diluted shares outstanding	5,717	5,688	5,706	5,673

Diluted earnings per share (most directly comparable GAAP-based measure)	1.21	1.04	2.92	2.83
Diluted earnings per share, adjusted (non-GAAP)	1.21	1.11	3.45	2.90

Efficiency ratio
Operating expenses (most directly comparable GAAP-based measure)	18,444	15,087	54,994	43,327
Less: Merger and conversion-related expenses	(5)	(496)	(3,722)	(496)
Adjusted operating expenses	18,439	14,591	51,272	42,831
Net interest income on a tax-equivalent basis	22,442	18,323	62,438	52,955
Other operating income (most directly comparable GAAP-based measure)	4,360	4,226	12,801	11,131
Total revenues	26,802	22,549	75,239	64,086
Less: Realized gains (losses) on sales of securities	(5)	81	5	(205)
Total revenues, as adjusted	26,807	22,468	75,234	64,291
Efficiency ratio on GAAP basis (most directly comparable GAAP based measure)	68.8%	66.9%	73.1%	67.6%
Efficiency ratio, as adjusted	68.8%	64.9%	68.2%	66.6%

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

As of September 30, 2026, the Corporation was in the low-risk range for all of the above measurements except for one ratio that fell in the moderate-risk range: investment securities as a percentage of total assets. The investment securities as a percentage of total assets has decreased from year end 2025. While this measurement falls in management’s moderate risk level, it is related to a specific leverage strategy and was measured and documented risk that was accepted as part of a derivative strategy that enhanced net interest income.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2026, and December 31, 2025. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

	September 30,	December 31,
	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(3.9)	2.9	(24.00)
300 basis point rise	(2.6)	2.4	(20.00)
200 basis point rise	(1.5)	1.7	(16.00)
100 basis point rise	(0.6)	0.3	(12.00)
Base rate scenario	—	—	—
100 basis point decline	(1.3)	(4.1)	(12.00)
200 basis point decline	(4.6)	(9.7)	(16.00)
300 basis point decline	(9.7)	(15.0)	(20.00)
400 basis point decline	(13.0)	(19.1)	(24.00)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of September 30, 2026, the above analysis shows negative impact to the Corporation’s net interest income in all rate scenarios. The Fed cut rates in 2024 and 2025 as inflation slowed and increased rates late in the third quarter of 2026. The Corporation is now experiencing a stable cost of funds on the liability side by offsetting its pricing on retail deposits and reducing brokered CD borrowings. The Corporation is asset sensitive in rates down scenarios, and slightly liability sensitive in the rates up scenarios. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.

In all of the down rate scenarios at September 30, 2026, modeled levels of net interest income improved compared to the results as of December 31, 2025. As rates rise, assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement. In the current environment, deposit rate changes have been slowly increasing as the Fed has increased rates slowly. Asset yields, however, increase at a faster pace. The analysis above assumes no growth of the Corporation’s balance sheet and no change in the mix of earning assets.

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

The table below indicates the changes in the Corporation’s NPV as of September 30, 2026 and December 31, 2025. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the NPV and net interest income in the event of the interest rate changes described below.

As of September 30, 2026, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the down-400 basis point rate scenario. The positive impact of higher rates on both loans and securities was up from December 31, 2025. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation. However, with higher rates on interest bearing checking, NOW, and money market accounts, the benefit of these deposits in a rising rate environment has declined. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In 2026, deposit growth was relatively flat; however, deposit pricing was lowered throughout the year to maximize profit margins. This reduction in deposit costs resulted in an improvement in the net portfolio value in all the down rate scenarios.

CHANGES IN NET PORTFOLIO VALUE

	September 30,	December 31,
	2026	2025	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	2.9	6.9	(35.00)
300 basis point rise	3.8	7.4	(30.00)
200 basis point rise	3.8	6.8	(25.00)
100 basis point rise	2.7	4.5	(20.00)
Base rate scenario	—	—	—
100 basis point decline	(5.0)	(7.9)	(20.00)
200 basis point decline	(13.0)	(20.4)	(25.00)
300 basis point decline	(25.3)	(38.8)	(30.00)
400 basis point decline	(42.9)	(61.5)	(35.00)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of September 30, 2026, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offset this fair value exposure of the longer-term assets.

The changes in net portfolio value do show exposure in the down-rate scenarios with the 400 rate scenario that is outside of policy guidelines. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits. The Board of Directors monitors this policy exception on a quarterly basis, and measures the risk against expected market conditions at the time, including the likelihood of rates decreasing 400 basis points in a short period of time.

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2026, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2026

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2026.

Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2026	—	—	—	185,000
August 2026	—	—	—	185,000
September 2026	—	—	—	185,000

Total	—

* On October 16, 2024, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2020 plan. As of September 30, 2026, a total of 15,000 shares had been purchased under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 1.01 – Entry into a Material Definitive Agreement thereof.

On November 9, 2026, The Ephrata National Bank (the “Bank”), the wholly-owned subsidiary of ENB Financial Corp (the “Corporation”) and Warfel Construction Company (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor dated as of November 5, 2026 (the “Construction Contract”). The Construction Contract provides the general terms and conditions for renovation, demolition and construction services related to the refurbishment and expansion of Corporation’s and Bank’s corporate headquarters in Ephrata, Pennsylvania. Under the Construction Contract, the Bank will pay the Contractor approximately $26.2 million, subject additions and deductions as provided in the Construction Contract. The contract price will be paid by the Bank in monthly installments upon receipt of certain applications for payment in accordance with the terms of the Construction Contract. The Construction Contract provides for liquidated damages to be paid to the Bank if the project is substantially complete no later than 795 days from the date of commencement of the work not to exceed $100,000 in the aggregate. The Construction Contract contains other customary terms and conditions regarding project responsibilities.

ENB FINANCIAL CORP

The foregoing description of the Construction Contract does not purport to be complete and is qualified in its entirety by reference to the full text of the Construction Contract, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits:

2 (i)	Agreement and Plan of Stock Acquisition by and among ENB Financial Corp, ENB South Acquisition Subsidiary, Inc., The Ephrata National Bank, Cecil Bancorp, Inc., and Cecil Bank dated as of August 12, 2025 (Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on August 13, 2025.)

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 21, 2021.)

4.1	Form of 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 4.00% Fixed to Floating Rate Subordinated Note due December 31, 2030 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 30, 2020.)

4.2	Form of 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 5.75% Fixed to Floating Rate Subordinated Note due September 30, 2032 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on July 22, 2022.)

4.3	Form of 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement 6.50% Fixed to Floating Rate Subordinated Note due December 31, 2035 filed as Exhibit 10.1 thereto) (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2025.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2022 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Corporation’s Definitive Proxy Statement, filed with the SEC on April 4, 2022.)

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

10.4	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Jeffrey S. Stauffer dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

ENB FINANCIAL CORP

10.5	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner dated as of October 28, 2022. (Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed with the SEC on November 1, 2022.)

10.6	Amendment to Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Rachel G. Bitner effective August 24, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 27, 2025.)

10.7	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Joselyn D. Strohm dated as of June 5, 2023. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on June 7, 2023.)

10.8	Employment Agreement by and among ENB Financial Corp, The Ephrata National Bank and Douglas P. Barton dated as of December 15, 2025. (Incorporated herein by reference to Exhibit 10.1 of the Corporation's Form 8-K filed with the SEC on December 16, 2025.)

10.9	Standard Form of Agreement Between, The Ephrata National Bank, wholly-owned subsidiary of ENB Financial Corp and Warfel Construction Company dated as of November 5, 2026.

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 12, 2026	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 12, 2026	By:	/s/ Douglas P. Barton
Douglas P. Barton
Treasurer
Principal Financial Officer